Form 10-Q
period 1996-06-30
TELECOMMUNICATIONS INCOME FUND X LP
filed 1996-08-14
CIK 904005

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  ___________

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996             Commission File Number 33-62228

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------
             (Exact name of Registrant as specified in its charter)



                      Iowa                       42-1401715
                      ----                       ----------
            (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)      Identification No.)





425 Second Street S.E., Suite 600  Cedar Rapids, Iowa                 52401
- - --------------------------------------------------------------------------------
(Address of principal executive offices)     (Zip Code)



Registrant's telephone number, including area code: (319) 365-2506

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                   Limited Partnership Interest (the "Units")
                   ------------------------------------------
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
                                Yes  X       No
                                     -          -

As of July 31, 1996, 90,470 Units were issued and outstanding. Based on sales prices of $250 per Unit, the aggregate market value at July 31, 1996 was $22,617,500.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                     INDEX




Part I.   FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited).

          Balance sheets - June 30, 1996 and December 31, 1995.

          Statements of income (loss) - three months ended June 30, 1996 and three months ended June 30, 1995. Six months ended June 30, 1996 and six months ended June 30, 1995.

          Statement of changes in partners' equity - six months ended
          June 30, 1996.

          Statements of cash flows - six months ended June 30, 1996 and six months ended June 30, 1995.

Item 2.  Managements's discussion and analysis of financial condition and results of operations.



Signatures

                     TELECOMMUNICATIONS INCOME FUND X, L.P.

                           BALANCE SHEETS(UNAUDITED)





                                                     June 30    December 31
                                                       1996        1995
                                                   -----------  -----------
    ASSETS
    Cash and cash equivalents                      $       -0-  $  $262,963
    Net investment in direct financing leases
     (Note B)                                       22,575,875   24,672,439
    Equipment, less accumulated depreciation
     of $352,727 at June 30, 1996 and
     $170,646 at December 31, 1995 (Note C)          2,800,228    2,451,145
    Other assets                                       810,277      277,701
                                                   -----------  -----------
    Total assets                                   $26,186,380  $27,664,248
                                                   ===========  ===========

    LIABILITIES AND PARTNERS' EQUITY
    Payable to affiliates                          $    12,351  $   252,192
    Trade accounts payable                              41,699          -0-
    Outstanding checks in excess of cash balances        9,078          -0-
    Other accrued expenses                              42,302      113,231
    Distributions payable to partners                  203,557      203,558
    Lease security deposits                            514,622      651,564
    Long term debt (Note D)                          1,761,376    2,119,863
    Line of credit agreement (Note D)                5,780,852    5,685,953
                                                   -----------  -----------
    Total liabilities                                8,365,837    9,026,361

    Partners' equity, 100,000 units authorized
         General partner, 40 units issued and
           outstanding                                  10,825       11,187
         Limited partners:
           90,430 units issued and outstanding      17,809,718   18,626,700
                                                   -----------  -----------
    Total partners' equity                          17,820,543   18,637,887
                                                   -----------  -----------

    Total liabilities and partners' equity         $26,186,380  $27,664,248
                                                   ===========  ===========


    See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)





                                                  Three Months Ended
                                                  June 30    June 30
                                                    1996       1995
                                                 ----------  ---------
         INCOME:
            Lease income                         $  797,403   $934,568
            Interest income                             -0-      1,665
            Gain on lease terminations               33,359        -0-
            Other                                     6,339     14,640
                                                 ----------  ---------
         Total Income                               837,101    950,873


         EXPENSES:
         Management fees                             84,297    104,424
         Administrative services                     18,465     23,709
         Interest                                   155,519    166,737
         Professional fees                           56,851     30,037
         Provision for possible losses (Note B)     739,228     59,309
         Depreciation                                96,757        -0-
         Other                                       27,044     20,402
                                                 ----------  ---------
         Total expenses                           1,178,161    404,618
                                                 ----------  ---------

         Net income (loss)                       $(341,060)   $546,255
                                                 ==========  =========

         Net income (loss) per partnership unit  $(   3.77)   $   6.04
                                                 ==========  =========


         See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)





                                                    Six Months Ended
                                                   June 30     June 30
                                                      1996        1995
                                          ----------------  ----------
         INCOME:
            Lease income                        $1,699,521  $1,858,976
            Interest income                            -0-       6,725
            Gain on lease terminations             230,749         -0-
            Other                                   33,594      21,766
                                          ----------------  ----------
         Total Income                            1,963,864   1,887,467


         EXPENSES:
         Management fees                           177,642     206,025
         Administrative services                    36,931      47,418
         Interest                                  341,148     289,025
         Professional fees                          94,676      30,037
         Provision for possible losses
          (Note B)                                 673,750      65,103
         Depreciation                              182,081         -0-
         Other                                      53,634      42,692
                                          ----------------  ----------
         Total expenses                          1,559,862     680,300
                                          ----------------  ----------

         Net income                             $  404,002  $1,207,167
                                          ================  ==========

         Net income per partnership unit        $     4.47  $    13.34
                                          ================  ==========


         See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)





                                    General
                                    Partner        Limited Partners
                                                   ----------------
                                 (40 Units)   Units       Amount        Total
   --------------------------------------------------------------------------
   Balance at December 31, 1995     $11,187  90,430  $18,626,700  $18,637,887

   Distributions                      (270)     -0-    (610,403)    (610,673)

   Net income 1st quarter 1996          329     -0-      744,733      745,062
                                 ----------  ------  -----------  -----------

   Balance at March 31, 1996         11,246  90,430   18,761,030   18,772,276

   Distributions                      (270)     -0-    (610,403)    (610,673)

   Net loss 2nd quarter 1996          (151)     -0-    (340,909)    (341,060)
                                 ----------  ------  -----------  -----------

   Balance at June 30, 1996         $10,825  90,430  $17,809,718  $17,820,543
                                 ==========  ======  ===========  ===========


   See accompanying notes.

                    TELECOMMUNICATIONS INCOME FUND X, L.P.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                     JUNE 30, 1996 JUNE 30, 1995




OPERATING ACTIVITIES
Net Income                                                     $404,002   $1,207,167
Adjustments to reconcile net income to net cash
 provided by operating activities:
Amortization                                                     13,134       13,944
Provision for possible losses                                   673,750       65,103
Gain on lease terminations                                     (230,749)          -0-
Depreciation                                                    182,081           -0-
Changes in operating assets and liabilities:
 Other assets                                                    53,463     (125,779)
 Outstanding checks in excess of cash balances                    9,078           -0-
 Trade accounts payable, excluding
   equipment purchase costs accrued                             (25,842)      (8,639)
 Due to affiliates                                             (239,841)      (1,662)
 Accrued expenses and other liabilities                          (3,388)       9,375
                                                              -----------    ---------
Net cash provided by operating activities                       835,688    1,159,509

INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment for,
 direct financing leases                                     (3,860,147)  (6,374,894)
Repayments of direct financing leases                         1,780,947    2,251,649
Purchase of equipment for an operating lease                    (44,076)         -0-
Proceeds from early termination of direct financing leases    2,545,214      129,693
Repayments of notes receivable                                      -0-        9,615
Net lease security deposits collected(repaid)                   (35,655)      96,011
                                                            -----------  -----------
Net cash provided by (used in) investing activities             386,283   (3,887,926)

                    TELECOMMUNICATIONS INCOME FUND X, L.P.
                           STATEMENTS OF CASH FLOWS
                            (UNAUDITED)(CONTINUED)




FINANCING ACTIVITIES
Net proceeds from (repayments of) line-of-credit           94,899    2,757,262
Repayments of long term debt                             (358,487)         -0-
Deferred costs incurred                                       -0-      (18,000)
Distributions paid to partners                         (1,221,346)  (1,205,998)
                                                      -----------   -----------
Net cash provided by (used in) financing activities    (1,484,934)   1,533,264

Net increase (decrease) in cash and cash equivalents     (262,963)  (1,195,153)
Cash and cash equivalents at beginning of period          262,963    1,457,429
                                                      -----------  -----------
Cash and cash equivalents at end of period            $      -0-     $ 262,276
                                                      ===========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                         $   344,536    $ 268,092
Noncash investing and financing activities:
   Reclassification of direct financing lease to
       other receivable                                $ 400,000     $     -0-
   Forfeiture of security deposit upon lease
       write-off                                       $ 101,287     $     -0-
   Reclassification of direct financing lease to
       equipment                                      $   686,037    $     -0-
   Increase (decrease) in trade accounts payable
     attributed to equipment purchase costs           $        -0-   $(586,300)
   Increase in accrued distributions to partners      $        -0-   $  15,347


See accompanying notes.

TELECOMMUNICATIONS INCOME FUND X, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES




Components of the net investment in direct financing leases are as follows:
                                                                         June 30, 1996  December 31, 1995
                                                                         -------------  -----------------
    Lease payments receivable                                              $27,802,559           $31,717,972
    Acquisition costs                                                          330,633               500,113
    Estimated residual values of leased equip.                               2,556,002             3,033,772
    Unearned lease income                                                   (7,657,370)           (9,390,507)
    Allowance for possible losses                                             (455,949)           (1,188,911)
                                                                           ------------         ------------
    Net investment in direct financing leases                              $22,575,875           $24,672,439
                                                                           ===========           ===========


In October, 1995, a lessee of the Partnership, Value-Added Communications ("VAC"), filed a Voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code. At the time of the bankruptcy filing, the Partnership's net investment in direct financing leases with VAC totaled approximately $2.1 million which amount was reduced to approximately $1.8 million by March, 1996 through court ordered lease payments which payment order then expired. At December 31, 1995, the Partnership wrote down its investment in the VAC leases by $721,000 to a balance of approximately $1.1 million based upon the VAC reorganization plans in place at that time and thus, Partnership management's best estimate of recovery. In July, 1996, the reorganization plans of VAC changed such that the Partnership would recognize a larger loss than originally estimated. Although no agreements are yet in place, the Partnership has been offered $400,000 cash by parties to the bankruptcy for the equipment leased to VAC. Management believes it is in the best interests of the Partnership to accept this cash offer and therefore, the Partnership's net investment in direct financing leases has been written down to this net realizable value resulting in an additional loss of $646,307 on these VAC leases. The additional loss is recognized in the second quarter of 1996. This net realizable value of $400,000 has been reclassified to other receivables. Since there are no signed agreements in place, there can be no assurances that the Partnership will not incur additional losses on the remaining $400,000 receivable. Management, however, believes its estimate of possible loss is the best estimate currently available.

TELECOMMUNICATIONS INCOME FUND X, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
JUNE 30, 1996

NOTE C --EQUIPMENT

In 1995, the Partnership exercised its right to manage the assets leased to a customer due to nonpayment of lease receivables. At the time the Partnership assumed management of these assets, its net investment in the leases approximated $2.4 million and the Partnership subsequently purchased approximately $200,000 of additional equipment. Effective July 1, 1995, a new lease was executed for this equipment with a new lessee, Payphones of America. The terms of this new lease are such that it meets the criteria of an operating lease. The equipment under lease is being depreciated under the straight-line method over its estimated remaining life. Payphones of America is currently negotiating the sale of its payphone assets, including those under the lease representing approximately $1.3 million of net equipment cost, under terms which are expected by management to at least recover the Partnership's net equipment cost. The remaining net equipment cost of approximately $1 million, which relates to hotel satellite television equipment, is expected by management to be recovered under a direct finance lease at a market rate of interest with an entity spun-off from Payphones of America. The possibility exists that these transactions will not materialize, however, management's best current information indicates that these transactions will be completed.

In May, 1996, the partnership exercised its right to manage the assets leased to a customer, United Tele-Systems of Virginia, Inc., due to default under the lease agreement. The Partnership's net investment in the leases at the time the assets were repossessed approximated $686,000. This equipment is currently being serviced for the Partnership under a short-term management agreement.
The Partnership's intent is to sell the equipment or re-lease the equipment to a new lessee. The Partnership expects to incur a loss upon the sale or re-lease of this equipment. Although there can be no assurances, management believes the Partnership's allowance for possible losses is sufficient to cover any potential losses with respect to this equipment. The Partnership's allowance for possible losses has not yet been charged for this estimated loss due to ongoing negotiations with a potential purchaser.

Note D -- CREDIT ARRANGEMENTS

The Partnership has a line-of-credit agreement with a bank that carries interest (9.25% at June 30, 1996) at 1% over prime, with a minimum interest charge of $7,500 per month. The line-of-credit agreement allows the Partnership to borrow to the lesser of $7.25 million, or 32% of the Partnership's Qualified Accounts, as defined in the agreement. The agreement, which expires November 30, 1997, is cancelable by the lender after giving a 90-day notice and is secured by substantially all assets of the Partnership. This line-of-credit is guaranteed by the General Partner and certain affiliates of the General Partner.

The Partnership also has an installment loan agreement which bears interest at 8.91% and is due in monthly installments through November, 1998. The agreement is collateralized by certain direct financing leases and a second interest in all other Partnership assets. The agreement is also guaranteed by the General Partner. Covenants under the agreement require the Partnership, among other things, to be profitable, not exceed 40% debt to original equity raised ratio, and not sell a material portion of its assets.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations


                                  Three Months Ended    Six Months Ended
                                  June 30     June 30    June 30    June 30
                                    1996       1995       1996        1995
                                  ---------  ---------  ----------  ----------
Results of Operations:
Description
- - ------------
   Lease income                    $797,403   $934,568  $1,699,521  $1,858,976
   Gain on lease termination       $ 33,359   $    -0-  $  230,749  $      -0-
   Management fee expense          $ 84,297   $104,424  $  177,642  $  206,025
   Interest expense                $155,519   $166,737  $  341,148  $  289,025
   Professional fees               $ 56,851   $ 30,037  $   94,676  $   30,037
   Provision for possible losses   $739,228   $ 59,309  $  673,750  $   65,103
   Depreciation                    $ 96,757   $    -0-  $  182,081  $      -0-



Lease income declined slightly during the six month and three month periods ended June 30, 1996 as compared to the same periods in 1995 due to the decrease in net investment in direct financing leases. The decrease in net investment in direct financing leases is attributable to the early termination of certain leases thus far in 1996 at the request of the lessee which enabled the Partnership to recognize total gains on those terminations of $230,749. The Partnership will reinvest the proceeds from these sales and proceeds from regular lease payments in new equipment and continue to increase its lease
portfolio.   In addition, the equipment leased under an operating lease since
July 1, 1995 has not generated income for the Partnership since its inception. The Partnership repossessed this equipment due to a default under the original direct financing lease agreement and subsequently re-leased the equipment under this operating lease in order to recover its investment. See Note C for further discussion and the Parntership's plans with respect to this equipment. Further, as discussed below, the bankruptcy of a lessee, Value-Added Communications, Inc. has resulted in the Partnership not receiving lease payments and thus, not recognizing lease income since March, 1996 on over $1.8 million of leases.

Management fees are paid to the General Partner and represent 5% of the gross rental payments received. Rental payments decreased from $4,120,500 in the six months ended June 30, 1995 to $3,552,840 for the six months ended June 30, 1996. These decreases are primarily attributable to the early termination of certain leases as described above and other lessees being 10-30 days delinquent in making their lease payments as of June 30, 1996. Although there can be no assurances, the Partnership expects these delinquent payments to be fully collected and all future lease payments to be fully collected.

The increase in interest expense is a result of the Partnership borrowing funds to acquire equipment for investment in direct financing leases. During the six month period ended June 30, 1995, the Partnership still had available funds from limited partnership unit sales to invest in equipment whereas during the same period in 1996, new equipment purchases were made primarily with reinvested funds and new borrowings. (See Notes to Financial Statements - Note D )

As discussed in Note C to the financial statements, the Partnership has repossessed certain equipment formerly under lease. This equipment is now under terms of an operating lease or is being operated by the Partnership. As such, depreciation is charged on this equipment in the first six months of 1996 but not in the first six months of 1995 due to the timing of repossession.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations (Continued):

The following table represents lease payments thirty one days or more past due on June 30, 1996.

                                31-60 61-90 OVER 90
LESSEE                           DAYS  DAYS  DAYS   TOTAL
- - -------                        ------  ----  ----  ------
Various                         3,791   -0-   -0-   3,791
                               ------  ----  ----  ------
                               $3,791  $-0-  $-0-  $3,791
                               ======  ====  ====  ======


The total over 30 days past due represents .01% of the Partnership's lease payments receivable.

In October, 1995, a lessee of the Partnership, Value-Added Communications ("VAC"), filed a Voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code. At the time of the bankruptcy filing, the Partnership's net investment in direct financing leases with VAC totaled approximately $2.1 million which amount was reduced to approximately $1.8 million by March, 1996 through court ordered lease payments which payment order then expired. At December 31, 1995, the Partnership wrote down its investment in the VAC leases by $721,000 to a balance of approximately $1.1 million based upon the VAC reorganization plans in place at that time and thus, Partnership management's best estimate of recovery. In July, 1996, the reorganization plans of VAC changed such that the Partnership would recognize a larger loss than originally estimated. Although no agreements are yet in place, the Partnership has been offered $400,000 cash by parties to the bankruptcy for the equipment leased to VAC. Management believes it is in the best interests of the Partnership to accept this cash offer and therefore, the Partnership's net investment in direct financing leases has been written down to this net realizable value resulting in an additional loss of $646,307 on these VAC leases. The additional loss is recognized in the second quarter of 1996. This net realizable value of
$400,000 has reclassified to other receivables.   Since there are no signed
agreements in place, there can be no assurances that the Partnership will not incur additional losses on the remaining $400,000 receivable. Management, however, believes its estimate of possible loss is the best estimate currently available.

In May, 1996, the partnership exercised its right to manage the assets leased to a customer due to default under the lease agreement. The Partnership's net investment in the leases at the time the assets were repossessed approximated $686,000. This equipment is currently being serviced for the Partnership under a short-term management agreement. The Partnership's intent is to sell the equipment or re-lease the equipment to a new lessee. The Partnership expects
to incur a loss  upon the sale or re-lease of this equipment.   Although there
can be no
assurances, management believes the Partnership's loss reserve is sufficient to cover any potential losses with respect to this equipment

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations (Continued):


    Liquidity and Capital Resources
                                         Six Months Ended  Six Months Ended
                                                  June 30           June 30
                                                     1996              1995
    -----------------------------------  ----------------  ----------------
    Major Cash Sources:
    Principal portion of lease payments
     received                                  $1,780,947        $2,251,649
    Proceeds received on sale of leases         2,545,214               -0-
    Net proceeds from debt                            -0-         2,757,262

    Major Cash Uses:
    Purchase of equipment and leases            3,860,147         6,374,894
    Net Payments on debt                          263,588               -0-
    Distributions to partners                   1,221,346         1,205,998
    -----------------------------------  ----------------  ----------------




The Partnership is required to establish working capital reserves of no less than 1% of the proceeds to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. These funds are available under the Parntership's line-of-credit.

The demand for equipment leases remains strong and the Partnership's available cash will be used to acquire equipment for investment in direct financing leases.

At the present time, the Partnership has not encountered any significant competition. The Partnership, therefore, is able to obtain its desired lease rates.

At June 30, 1996, adequate cash is being generated to make projected distributions and allow for reinvestment of a portion of the cash to fund additional leases. The General Partner expects that income from future rentals will provide sufficient cash to maintain the historic rate of distributions into the foreseeable future.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TELECOMMUNICATIONS INCOME FUND X, L.P.
                                   (Registrant)


Date_______________      __________________________________________
                                   David R. Harvey, President


Date_______________       _________________________________________
                              R. Brooks Sherman, Jr., Chief Financial Officer,
                         Treasurer