Form 10-Q
period 1996-09-30
TELECOMMUNICATIONS INCOME FUND X LP
filed 1996-11-13
CIK 904005

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  ___________

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   For the quarter ended September 30, 1996    Commission File Number 33-62228
                                                                      --------
                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------
             (Exact name of Registrant as specified in its charter)


                 Iowa                                        42-1401715
    -------------------------------                          ----------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)


425 Second Street S.E., Suite 600  Cedar Rapids, Iowa                 52401
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
                                Yes  X       No
                                   -----    -----
As of October 31, 1996, 90,470 Units were issued and outstanding. Based on sales prices of $250 per Unit, the aggregate market value at October 31, 1996 was $22,617,500.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                     INDEX




Part I.   FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited).

          Balance sheets - September 30, 1996 and December 31, 1995.

          Statements of income - three months ended September 30, 1996 and three months ended September 30, 1995. Nine months ended September 30, 1996 and nine months ended September 30, 1995.

          Statement of changes in partners' equity - nine months ended September 30, 1996.

          Statements of cash flows - nine months ended September 30, 1996 and nine months ended September 30, 1995.

Item 2. Management's discussion and analysis of financial condition and results of operations.



Part II.   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K



Signatures

                     TELECOMMUNICATIONS INCOME FUND X, L.P.

                           BALANCE SHEETS (UNAUDITED)


                                                         September 30  December 31
                                                             1996         1995
                                                             ----         ----
ASSETS
Cash and cash equivalents                                 $       -0-  $   262,963
Net investment in direct financing leases
 (Note B)                                                  23,267,559   24,672,439
Equipment, less accumulated depreciation
 of $250,512 at September 30, 1996 and
 $170,646 at December 31, 1995 (Note C)                     1,470,493    2,451,145
Due from affliate (Note D)                                    205,395          -0-
Other assets                                                  711,826      277,701
                                                          -----------  -----------
Total assets                                              $25,655,273  $27,664,248
                                                          ===========  ===========

LIABILITIES AND PARTNERS' EQUITY
Payable to affiliates                                     $    35,410  $   252,192
Trade accounts payable                                         55,328          -0-
Outstanding checks in excess of cash balances                   6,400          -0-
Other accrued expenses                                         47,738      113,231
Deferred gain on lease restructuring                           60,770          -0-
Distributions payable to partners                             203,558      203,558
Lease security deposits                                       528,838      651,564
Long term debt (Note D)                                     1,576,172    2,119,863
Line of credit agreement (Note D)                           5,730,707    5,685,953
                                                          -----------  -----------
Total liabilities                                           8,244,921    9,026,361

Partners' equity, 100,000 units authorized
     General partner, 40 units issued and
       outstanding                                             10,644       11,187
     Limited partners:
       90,430 units issued and outstanding                 17,399,708   18,626,700
                                                          -----------  -----------
Total partners' equity                                     17,410,352   18,637,887
                                                          -----------  -----------

Total liabilities and partners' equity                    $25,655,273  $27,664,248
                                                          ===========  ===========

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)


                                        Three Months Ended
September 30                               September 30
                                          1996       1995
                                        --------  ---------
INCOME:
   Lease income                         $840,862  $ 945,548
   Gain (loss) on lease terminations    (32,312)     81,565
   Other                                  10,830      5,754
                                        --------  ---------
Total Income                             819,380  1,032,867


EXPENSES:
Management fees                           95,469    108,590
Administrative services                   21,466     23,709
Interest                                 174,732    176,227
Professional fees                         36,616      5,766
Provision for possible losses (Note B)   154,432      9,938
Depreciation                             119,625     85,324
Other                                     16,558     20,560
                                        --------  ---------
Total expenses                           618,898     430,11
                                        --------  ---------

Net income                              $200,482  $ 602,753
                                        ========  =========

Net income
 per partnership unit                   $   2.22  $    6.66
                                        ========  =========

See accompanying notes.

                    TELECOMMUNICATIONS INCOME FUND X, L.P.
                             STATEMENTS OF INCOME
                                 (UNAUDITED)


                                                    Nine Months Ended
                                                       September 30
September 30
                                                   1996               1995
                                               ----------          ----------
INCOME:
    Lease income                              $ 2,540,383          $2,804,524
    Gain on lease terminations                    198,437              81,565
    Other                                          44,424              34,245
                                              -----------          ----------
Total Income                                    2,783,244           2,920,334


EXPENSES:
Management fees                                   273,111             314,615
Administrative services                            58,397              71,127
Interest                                          515,880             465,252
Professional fees                                 131,292              35,803
Provision for possible losses (Note B)            828,182              75,041
Depreciation                                      301,706              85,324
Other                                              70,192              63,252
                                              ----------           ----------
Total expenses                                  2,178,760           1,110,414
                                              -----------          ----------

Net income                                    $   604,484          $1,809,920
                                              ===========          ==========

Net income per partnership unit               $      6.68          $    20.01
                                              ===========          ==========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)








                                             General                              Limited Partners
                                             Partner                              ----------------
                                          (40 Units)                  Units                Amount     Total
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                 $11,187                 90,430            $18,626,700  $18,637,887

Distributions                                  (270)                    -0-              (610,403)    (610,673)

Net income 1st quarter 1996                      329                    -0-                744,733      745,062
                                          ---------------------------------------------------------------------

Balance at March 31, 1996                     11,246                 90,430             18,761,030   18,772,276

Distributions                                  (270)                    -0-              (610,403)    (610,673)

Net loss 2nd quarter 1996                      (151)                    -0-              (340,909)    (341,060)
                                          ---------------------------------------------------------------------

Balance at June 30, 1996                      10,825                 90,430             17,809,718   17,820,543

Distributions                                  (270)                    -0-              (610,403)    (610,673)

Net income 3rd quarter 1996                       89                    -0-                200,393      200,482
                                          ---------------------------------------------------------------------

Balance at September 30, 1996                $10,644                 90,430            $17,399,708  $17,410,352
                                          =====================================================================


See accompanying notes.

                    TELECOMMUNICATIONS INCOME FUND X, L.P.
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30
                                                            ------------
                                                         1996          1995
                                                     -----------  ------------
OPERATING ACTIVITIES
Net Income                                           $   604,484  $  1,809,920
Adjustments to reconcile net income to net cash
 provided by operating activities:
Amortization                                              17,696        23,078
Provision for possible losses                            828,182        75,041
Gain on lease terminations                              (231,084)      (81,565)
Depreciation                                             301,706        85,324
Changes in operating assets and liabilities:
 Other assets                                           (254,339)      (93,238)
 Outstanding checks in excess of cash balances             6,400           -0-
 Trade accounts payable, excluding
   equipment purchase costs accrued                      (12,213)       (8,639)
 Due to affiliates                                      (216,782)       (1,562)
 Accrued expenses and other liabilities                   (1,678)      (11,749)
                                                     -----------  ------------
Net cash provided by operating activities              1,042,372     1,796,610

INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment for,
 direct financing leases                              (4,365,674)   (8,143,842)
Repayments of direct financing leases                  2,902,398     3,489,703
Purchase of equipment for an operating lease             (44,076)     (227,981)
Proceeds from early termination of
 direct financing leases                               2,553,602       815,789
Repayments of notes receivable                               -0-         9,615
Net lease security deposits collected(repaid)            (21,439)       87,839
                                                     -----------  ------------
Net cash provided by (used in) investing activities  $ 1,024,811  $ (3,968,877)

                    TELECOMMUNICATIONS INCOME FUND X, L.P.
                           STATEMENTS OF CASH FLOWS
                            (UNAUDITED)(CONTINUED)


FINANCING ACTIVITIES
Net proceeds from (repayments of) line-of-credit                          44,754                487,602
Proceeds from long term debt                                                 -0-              2,350,000
Repayments of long term debt                                            (543,691)               (56,601)
Deferred costs incurred                                                      -0-                (41,500)
Syndication costs incurred                                                   -0-                   (675)
Distributions paid to partners                                        (1,831,209)            (1,816,672)
                                                                    ------------             ----------
Net cash provided by (used in) financing activities                   (2,330,146)               922,154

Net increase (decrease) in cash and                                     (262,963)            (1,250,113)
 cash equivalents
Cash and cash equivalents at beginning of period                         262,963              1,457,429
                                                                     -----------           ------------
Cash and cash equivalents at end of period                          $        -0-           $    207,316
                                                                    ============           ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                       $    517,558           $    471,675
Noncash investing and financing activities:
   Forfeiture of security deposit upon lease
     write-off                                                      $    101,287           $        -0-
   Reclassification of direct financing lease to
     equipment                                                      $    686,037           $        -0-
   Publicly traded common stock received
     in lease restructuring                                         $    203,837           $        -0-
   Reclassification of operating lease
     to direct financing lease                                      $  1,210,110           $        -0-
   Deferred gain recorded on lease
     restructuring                                                  $      0,770           $        -0-
   Increase (decrease) in trade accounts payable
     attributed to equipment purchase costs                         $        -0-           $   (586,300)
   Increase in accrued distributions to partners                    $        -0-           $     15,347
   Reclassification of direct financing lease to
     operating lease                                                $        -0-           $  2,137,181
   Reclassification of note receivable to other receivable          $        -0-           $    130,943




See accompanying notes.

TELECOMMUNICATIONS INCOME FUND X, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1996


NOTE A -- BASIS OF PRESENTATION

The accompanying unaided financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimated. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for possible loan and lease losses and the estimated unguaranteed residual values of the Partnership's leased equipment.

Most of the Partnership's leases and finance contracts are with customers that are in the entrepreneurial stage and, therefore, are highly leveraged and require lease or other financing in place of or to supplement financing from banks. Although the Partnership attempts to mitigate its credit risk through the use of a variety of commercial credit reporting agencies when processing the applications of its customers, failure of the Partnership's customers to make scheduled payments under their equipment leases and finance contracts could have a material near-term impact on the allowance for possible lease and loan losses.

Realization of residual values depends on many factors, several of which are not within the Partnership's control, including general market conditions at the time of the original lease contract's expiration, whether there has been unusual wear and tear on, or use of, the equipment, the cost of comparable new equipment, the extent, if any, to which the equipment has become technologically or economically obsolete during the contract term and the effects of any additional or amended government regulations. These factors, among others, could have a material near-term impact on the estimated unguaranteed residual values.

TELECOMMUNICATIONS INCOME FUND X, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
SEPTEMBER 30, 1996

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES

Components of the net investment in direct financing leases are as follows:

                                            September 30, 1996       December 31, 1995
                                            ------------------       ----------------
 Lease payments receivable                      $28,349,788             $31,717,972
 Acquisition costs                                  233,797                 500,113
 Estimated residual values of leased equip.       3,078,313               3,033,772
 Unearned lease income                           (7,781,893)             (9,390,507)
 Allowance for possible losses                     (612,446)             (1,188,911)
                                                -----------             -----------
 Net investment in direct financing leases      $23,267,559             $24,672,439
                                                ===========             ===========


In October, 1995, a lessee of the Partnership, Value-Added Communications ("VAC"), filed a Voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code. At the time of the bankruptcy filing, the Partnership's net investment in direct financing leases with VAC totaled approximately $2.1 million which amount was reduced to approximately $1.8 million by March, 1996 through court ordered lease payments which payment order then expired. At December 31, 1995, the Partnership wrote down its investment in the VAC leases by $721,000 to a balance of approximately $1.1 million based upon the VAC reorganization plans in place at that time and thus, Partnership management's best estimate of recovery. In July, 1996, the reorganization plans of VAC changed such that the Partnership would recognize a larger loss than originally estimated. The Partnership received $400,000 cash by parties to the bankruptcy for the equipment leased to VAC as final settlement of the Partnership's claim to the assets under lease. An additional loss of $646,307, therefore, was recognized in the second quarter of 1996.

NOTE C -- EQUIPMENT

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

During the third quarter of 1996, Payphones of America was sold and the sale included those pay telephones under operating lease as discussed above and others that the Partnership had financed under direct financing leases. The Partnership financed this purchase for the purchaser, Phone-Tel Technologies("Phone-Tel"), via a direct financing lease which included the Partnership receiving $151,997 from Berthel Fisher & Company Leasing, Inc. for its

TELECOMMUNICATIONS INCOME FUND X, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
SEPTEMBER 30, 1996

participation in the restructuring to alleviate customer concentration risks resulting in the Partnership having a direct financing lease with Phone-Tel of $3,375,000. Also as part of this transaction, the Partnership received 47,962 shares of publicly traded common stock of Phone-Tel and was owed $53,398 by the General Partner in addition to the $151,997 previously noted for monies received by the General Partner on behalf of the Partnership. These funds were repaid in October, 1996. The Partnership recorded a deferred gain of approximately $60,000 on this transaction. This deferred gain will be recognized over the life of the lease with Phone-Tel.

The remaining net equipment cost of the assets which continue under operating lease approximates $830,000 and relates primarily to hotel satellite television equipment which the former owners of Payphones of America maintained in a new company they continue to own and operate under the name of Visioncomm, Inc. This remaining amount is expected to be recovered by the Partnership through a direct financing lease for this equipment or through a purchase option which exists in the operating lease. The possibility exists that this transaction will not materialize, however, management's best current information indicates that this transaction will be completed.

In May, 1996, the partnership exercised its right to manage the assets leased to a customer, United Tele-System of Virginia, due to default under the lease agreement. The Partnership's net investment in the leases at the time the assets were repossessed approximated $686,000. This equipment is currently being serviced for the Partnership under a short-term management agreement. The Partnership's intent is to sell the equipment or re-lease the equipment to a new lessee. The Partnership expects to incur a loss upon the sale or re-lease of this equipment. Due to the lower than expected offers received by the Partnership to sell the pay telephones, the Partnership charged its provision for possible losses an additional $150,000 specifically related to these pay telephones which represents management's best estimate of the amount of losses to be expected on the ultimate sale or re-lease of these pay telephones. There can be no assurances, however, that the ultimate loss on these pay telephones will not exceed $150,000 due to the uncertainty of the ultimate selling price of the pay telephones at issue.

Note D -- CREDIT ARRANGEMENTS

The Partnership has a line-of-credit agreement with a bank that carries interest (9.25% at September 30, 1996) at 1% over prime, with a minimum interest charge of $7,500 per month. The line-of-credit agreement allows the Partnership to borrow to the lesser of $7.25 million, or 32% of the Partnership's Qualified Accounts, as defined in the agreement. The agreement, which expires November 30, 1997, is cancelable by the lender after giving a 90-day notice and is secured by substantially all assets of the Partnership. This line-of-credit is guaranteed by the General Partner and certain affiliates of the General Partner.

TELECOMMUNICATIONS INCOME FUND X, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
SEPTEMBER 30, 1996


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Discussions herein about future performance of the Partnership are based upon management's best expectations and estimates, given management's experience and status. Accordingly, such discussions should not be deemed to be predictions of performance of the Partnership.





                                         Three Months Ended       Nine Months Ended
                                         June 30   June 30        June 30     June 30
                                         1996      1995           1996        1995
                                         ------    ------         ------      ------

Results of Operations:
Description
-----------
  Lease income                          $ 840,862  $945,548       $2,540,383  $2,804,524
  Gain (loss) on lease terminations     $ (32,312) $ 81,565       $  198,437  $   81,565
  Management fee expense                $  95,469  $108,590       $  273,111  $  314,615
  Interest expense                      $ 174,732  $176,227       $  515,880  $  465,252
  Professional fees                     $  36,616  $  5,766       $  131,292  $   35,803
  Provision for possible losses         $ 154,432  $  9,938       $  828,182  $   75,041
  Depreciation                          $ 119,625  $ 85,324       $  301,706  $   85,324



Lease income declined slightly during the nine month and three month periods ended September 30, 1996 as compared to the same periods in 1995 due to the decrease in net investment in direct financing leases. The decrease in net investment in direct financing leases is attributable to the early termination of certain leases thus far in 1996 at the request of the lessee as well as the termination of leases due to lease defaults which enabled the Partnership to recognize a net total gain on those terminations of $198,437. The Partnership will reinvest the proceeds from these sales and proceeds from regular lease
payments in new equipment and continue to increase its lease portfolio.   In
addition, the equipment leased under an operating lease since July 1, 1995 has not generated income for the Partnership since its inception. The Partnership repossessed this equipment due to a default under the original direct financing lease agreement and subsequently re-leased the equipment under this operating lease in order to recover its investment. The Partnership has restructured a portion of this equipment under operating lease to a direct financing lease as further discussed in note C. See Note C for further discussion and the Partnership's plans with respect to this equipment. Further, as discussed below, the bankruptcy of a lessee, Value-Added Communications, Inc. resulted in the Partnership not receiving lease payments and thus, not recognizing lease income since March, 1996 on over $1.8 million of leases.

Management fees are paid to the General Partner and represent 5% of the gross rental payments received. Rental payments decreased from $6,292,300 in the nine months ended September 30, 1995 to $5,462,220 for the nine months ended September 30, 1996. These decreases are primarily attributable to the early termination of certain leases as described above and other lessees being 10-30 days delinquent in making their lease payments as of September

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

30, 1996. Although there can be no assurances, the Partnership expects these delinquent payments to be fully collected and all future lease payments to be fully collected.

The increase in interest expense is a result of the Partnership borrowing funds to acquire equipment for investment in direct financing leases. During the six month period ended September 30, 1995, the Partnership still had available funds from limited partnership unit sales to invest in equipment whereas during the same period in 1996, new equipment purchases were made primarily with reinvested funds and new borrowings. (See Notes to Financial Statements - Note
D)

As discussed in Note C to the financial statements, the Partnership repossessed certain equipment formerly under lease in the third quarter of 1995 and also in the second quarter of 1996. This equipment is now under terms of an operating lease or is being operated by the Partnership. As such, depreciation began to be charged on this equipment in the third quarter of 1995 but has been present the entire nine months of 1996.

The following table represents lease payments thirty one days or more past due on September 30, 1996.


                                           31-60    61-90    OVER 90
LESSEE                                DAYS     DAYS     DAYS     TOTAL
------                               --------  -------  ----  --------

Hotelco Telecommunications           $ 31,731  $   -0-  $-0-  $ 31,731
Murdock Communications Corp.           43,589      -0-   -0-    43,589
North American Communication           53,248   29,291   -0-    82,539
Various                                   150      -0-   -0-       150
                                     --------  -------  ----  --------
Total                                $128,718  $29,291  $-0-  $158,009
                                     ========  =======  ====  ========


The total over 30 days past due represents .6% of the Partnership's lease payments receivable.

In October, 1995, a lessee of the Partnership, Value-Added Communications ("VAC"), filed a Voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code. At the time of the bankruptcy filing, the Partnership's net investment in direct financing leases with VAC totaled approximately $2.1 million which amount was reduced to approximately $1.8 million by March, 1996 through court ordered lease payments which payment order then expired. At December 31, 1995, the Partnership wrote down its investment in the VAC leases by $721,000 to a balance of approximately $1.1 million based upon the VAC reorganization plans in place at that time and thus, Partnership management's best estimate of recovery. In July, 1996, the reorganization plans of VAC changed such that the Partnership would recognize a larger loss than originally estimated. The Partnership received $400,000 cash by parties to the bankruptcy for the equipment leased to VAC as final settlement of the Partnership's claim to the assets

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

under lease. An additional loss of $646,307, therefore, was recognized in the second quarter of 1996.

In May, 1996, the partnership exercised its right to manage the assets leased to a customer, United Tele-System of Virginia, due to default under the lease agreement. The Partnership's net investment in the leases at the time the assets were repossessed approximated $686,000. This equipment is currently being serviced for the Partnership under a short-term management agreement.
The Partnership's intent is to sell the equipment or re-lease the equipment to a new lessee. The Partnership expects to incur a loss upon the sale or re-lease of this equipment. Due to the lower than expected offers received by the Partnership to sell the pay telephones and the aforementioned lawsuit being filed against the Partnership, the Partnership charged its reserve for possible losses an additional $150,000 specifically related to these pay telephones which represents management's best estimate of the amount of losses to be expected on the ultimate sale or re-lease of these pay telephones. There can be no assurances, however, that the ultimate loss on these pay telephones will not exceed $150,000 due to the uncertainty of the ultimate selling price of the pay telephones at issue, however, the Partnership's general reserve is available for any additional losses that may be incurred.

Professional fees increased in 1996 over 1995 due to legal fees with respect to VAC and United Tele-Systems of Virginia, Inc.



Liquidity and Capital Resources

                                             Nine Months    Nine Months
                                               Ended           Ended
                                             September 30   September 30
                                                1996           1995
------------------------------------------------------------------------
Major Cash Sources:
Principal portion of lease payments
  received                                    $2,902,398     $3,489,703
Proceeds received on sale of leases            2,553,602        815,789
Net proceeds from debt                               -0-      2,837,602

Major Cash Uses:
Purchase of equipment and leases               4,365,674      8,143,842
Net Payments on debt                             498,937            -0-
Distributions to partners                      1,831,209      1,816,672
------------------------------------------------------------------------



The Partnership is required to establish working capital reserves of no less than 1% of the proceeds to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. These funds are available under the Partnership's line-of-credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

The demand for equipment leases remains strong and the Partnership's available cash will be used to acquire equipment for investment in direct financing leases.

At the present time, the Partnership has not encountered any significant competition. The Partnership, therefore, is able to obtain its desired lease rates.

At September 30, 1996, adequate cash is being generated to make projected distributions and allow for reinvestment of a portion of the cash to fund additional leases. Although there can be no assurances, the General Partner expects that income from future rentals will provide sufficient cash to maintain the historic rate of distributions into the foreseeable future.

Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K

There are no exhibits included with this Form 10-Q.

There were no reports filed on Form 8-K during the third quarter.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  TELECOMMUNICATIONS INCOME FUND X, L.P.
                  --------------------------------------
                  (Registrant)


Date ___________  ______________________________________
                  Thomas J. Berthel, President


Date ___________  ______________________________________
                  Ronald O. Brendengen, Chief Financial Officer