Form 10-K405
period 1996-12-31
TELECOMMUNICATIONS INCOME FUND X LP
filed 1997-03-31
CIK 904005

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K


(X) Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1996

( )Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from _____ to _____
                        Commission file number -33-62228

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
             (Exact name of registrant as specified in its charter)


                  Iowa                                            42-1401715
   -----------------------------------------------------  -------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)

   425 Second Street S.E., Suite 600, Cedar Rapids, Iowa   52401
   -----------------------------------------------------  -------------------
        (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code 319-365-2506

Securities registered pursuant to Section 12(b) of the Act:  NONE

               Securities pursuant to section 12 (g) of the Act:

                  Limited Partnership Interests (the "Units")

                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

As of March 21, 1997, 90,410 Units were issued and outstanding. Based on the original sale price of $250 per Unit, the aggregate market value at March 22, 1997 was $22,602,500.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of the Registration Statement on Form S-1, dated August 27, 1993 are incorporated by reference into Part IV.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.

                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                                                   Page

                                     PART I

          Item 1.   Business                                         3
          Item 2.   Properties                                       5
          Item 3.   Legal Proceedings                                5
          Item 4.   Submission of Matters to a Vote of
                     Unit Holders                                    5


                                    PART II

          Item 5.   Market for the Registrant's Common Equity
                    and Related Stockholders Matters                 6
          Item 6.   Selected Financial Data                          6
          Item 7.   Management's Discussion and Analysis
                    of Financial Condition and
                    Results of Operations                            7
          Item 8.   Financial Statements and
                    Supplementary Data                              12
          Item 9.   Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure          25


                                    PART III

          Item 10.  Directors and Executive
                    Officers of the Registrant                      28
          Item 11.  Executive Compensation                          30
          Item 12.  Security Ownership of Certain
                    Beneficial Owners and Management                31
          Item 13.  Certain Relationships and
                    Related Transactions                            31


                                    PART IV

          Item 14.  Exhibits, Financial Statement Schedules
                    and Reports on  Form 8-K                        32

 SIGNATURES                                                         33
 EXHIBIT INDEX                                                      34

                                     PART I


ITEM 1. BUSINESS


Telecommunications Income Fund X, L.P., an Iowa limited partnership (the "Partnership"), was organized on April 20, 1993. The general partner is Berthel Fisher & Company Leasing, Inc. (the "General Partner"), an Iowa corporation that has been in operation since 1988. The Partnership's business and the executive offices of the General Partner are located at 425 Second Street S.E., Suite 600 Cedar Rapids, Iowa 52401. All of the voting stock of the General Partner is owned by Berthel Fisher & Company, Inc. ("Berthel Fisher").

The Partnership began offering Units to the public on August 27, 1993. The General Partner suspended sales of Units effective May 16, 1994, pending a decision to prepare an offering supplement to the prospectus. This supplement included updated financial information on the Partnership's lease portfolio and updated the information in the Prior Performance tables contained in the Partnership's prospectus dated August 27, 1993. The General Partner filed, on July 16, 1994, Post-Effective Amendment No. 1 to the registration statement updating the financial information and requesting an extension of sales to December 31, 1994. Approval was received on this request effective July 20, 1994.

The Partnership will operate until December 31, 2002 unless dissolved sooner due to the occurrence of any of the following events: (i) the vote by limited partners owning a majority of the Partnership in accordance with the Partnership Agreement; (ii) the withdrawal, bankruptcy, or dissolution and liquidation or other cessation to exist as a legal entity of the general partner (unless any successor general partner elected in accordance with the provisions of the Partnership Agreement elects to continue the business of the Partnership); (iii) the final distribution of all liquidating distributions among the limited partners pursuant to the Partnership Agreement; or (iv) the sale or disposition of all or substantially all of the assets of the Partnership without the subsequent reinvestment in equipment.

The business of the Partnership is the acquisition and leasing of equipment, primarily telecommunications equipment such as pay telephones and call processing equipment. The Partnership began its primary business activities on September 29, 1993.

A significant portion of the Partnership's business is with customers who are in the telecommunications industry. The telecommunications industry, particularly the pay telephone and long distance facets of the industry, is heavily regulated by the Federal Communications Commission ("FCC") and by various state public utility commissions. Regulation is not directed at the ownership or leasing of telecommunications equipment, but is focused primarily on the business of the Partnership's customers that operate in the telecommunications industry. Generally, regulation affects rates that can be charged and the relationship of the regional Bell operating companies to the rest of the pay telephone industry. Federal legislation signed by the President in February, 1996 included many provisions that affect the activities of the Partnership's customers who are independent pay telephone providers.
The FCC is currently proposing regulations affecting long distance rates. The majority of the customers of the Partnership are currently operating within the range of rates proposed by the FCC. Some customers are below the proposed range and will be able to increase their rates. Those customers whose rates exceed the highest rates permitted by the FCC will reduce their rates, but management does not expect such reductions to affect those customers' ability to make lease payments. Generally, management does not expect regulation to have any significant negative impact upon the business of the Partnership.

The principle objective of the Partnership is to obtain the maximum available economic return from its investment in equipment leases to unaffiliated third parties with a view toward: (i) generating cash flow from operations, with the intent to make distributions during the Operating Phase (the period which ends when the General Partner elects to begin the liquidation of the Partnership assets); (ii) reinvesting (during the Operating Phase) any undistributed cash flow from operations in additional equipment to be leased to increase the Partnership's assets; (iii) obtaining the residual values of equipment upon sale; (iv) obtaining value from sales of the Partnership's lease portfolio upon entering the Liquidating Phase (the period during which the General Partner will liquidate the Partnership assets); and (v) providing cash distributions to the partners during the liquidating phase.

During 1996 the Partnership acquired equipment with a cost of $4,323,201. All of this equipment has been leased.

The Partnership acquires primarily telecommunications equipment (specifically pay telephones and call processing equipment), that is leased to third parties generally under full payout leases. The Partnership has also acquired other types of equipment that is subject to full payout leases. Full payout leases are leases that are expected to generate gross rental payments sufficient to recover the purchase price of the subject equipment and any overhead and acquisition costs.

Equipment acquired by the Partnership is installed in various locations by the lessees. When the lessee installs the equipment in a location, a site location agreement gives the lessee the right to have the equipment at this site for a specified period of time. These site location agreements generally have a three to five year term. The Partnership, in addition to its ownership of the equipment, takes an assignment of and a first security interest in these site location agreements. Therefore, if a lessee defaulted, the Partnership could have the ability to re-sell or re-lease the equipment in place. This "in place" value is generally much higher than the residual value of the equipment. The telecommunications equipment generates revenue primarily through long distance phone calls. The Partnership's lessee generally receives long distance revenue from a contracted third party billing company. The Partnership also takes an assignment of this revenue.

The General Partner acquires and approves leases on behalf of the Partnership. The General Partner established guidelines to use in approving lessees. Generally, before any lease is approved, there is a review of the potential lessees' financial statements, credit references are checked, and outside business and/or individual credit reports are obtained.

The equipment purchased by the Partnership consists of advanced technology pay telephones and call processing systems to be used in hotels, hospitals, colleges, universities, and correctional institutions. The Partnership has also purchased and leased hotel satellite television equipment.

The Partnership's telecommunication equipment leases are concentrated in the pay telephone and hotel industries representing approximately 70% and 24% of the Partnership's direct finance lease portfolio at December 31, 1996, respectively. One customer accounted for 14% of income from direct financing leases during the year ended December 31, 1996.


The loss of this lessee would have an adverse effect on the Partnership's business. The Partnership's first security interest in the site location agreements could, however, in the case of a default, give the Partnership the ability to re-sell or re-lease the equipment in place, thereby minimizing the Partnership's potential loss.

The leasing industry is very competitive and the Partnership has fewer assets than some of its major competitors.


ITEM 2. PROPERTIES

The Partnership does not own or lease any real estate. The Partnership's materially important properties consist entirely of equipment under lease.
The carrying value of such equipment is represented by the Partnership's investment in direct financing leases, net of an allowance for possible losses, and operating leases which was $20,103,462 at December 31, 1996. This was comprised primarily of telecommunications equipment, as described in Item 1.



ITEM 3.  LEGAL PROCEEDINGS
         -----------------------------------------------------------------------

         The registrant is not a party to any material pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS
         -----------------------------------------------------------------------


     No matters were submitted to a vote of limited partners, through the solicitation of proxies or otherwise during the year covered by this report.

                                    PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS:

     The Registrants' Units are not publicly traded. There is no market for the Registrant's Units and it is unlikely that any will develop. The General Partner will resist the development of a public market for the Units.


                                       Number of Partners
                                              at
                      Title of Class    March 21, 1997
                      ---------------  ------------------

                      Limited Partner  1,604
                      General Partner    1


Through December 31, 1996 there has been $6,545,983 of distributions paid to Partners. As of December 31, 1996 the Partnership had accrued distributions to Partners of $204,800 and had $516,612 of cash available.



ITEM 6. SELECTED FINANCIAL DATA
-----------------------------------------------


                                Year Ended       Year Ended     Year Ended      Period Ended
                                Dec. 31, 1996    Dec. 31, 1995  Dec.  31, 1994  Dec. 31, 1993
                                                                                (3 Months)
-----------------------------  ----------------  -------------  --------------  -------------

    Total Revenue                    $3,704,977     $3,828,433      $2,261,020       $136,896
    Net Income                          196,197      1,551,153       1,295,435         85,518
    Total Assets                     21,261,096     27,664,248      25,084,132      6,239,599
    Line of Credit                    2,607,911      5,685,953       4,109,398            -0-
    Bank term loan                    1,386,361      2,119,863             -0-            -0-
    Provision for
     Possible Losses                  1,092,551        828,911         360,000            -0-
    Distributions to Partners         2,442,420      2,442,692       1,555,991        104,880
    Earnings per Unit                      2.17          17.15           21.22           4.57
    Distributions per Unit                27.00          27.00           27.00           7.41


The above selected financial data should be read in connection with the financial statements and related notes appearing elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
-------------------------------------------------------------------------------------------------------
         OPERATIONS
----------------------------------
                                               Year Ended             Year Ended             Year Ended
                                            Dec. 31, 1996          Dec. 31, 1995          Dec. 31, 1994
                                    ---------------------  ---------------------  ---------------------
    Results of Operations
    Description:
         Lease Income                          $3,383,689             $3,711,484             $2,230,579
         Gain on Lease Termination                260,706                 77,143                 20,306
         Management Fees                          379,655                422,866                244,673
         Administrative Services                   73,500                 85,800                 92,919
         Interest Expense                         692,863                672,512                216,665
         Professional Fees                        153,717                 43,914                 28,924
         Provision for
          Possible Losses                       1,092,551                828,911                360,000
         Depreciation                             392,774                170,646                    -0-
         Impairment Loss                          621,000                    -0-                    -0-


The 1996 lease income declined $327,795 from 1995. The Partnership's investment in direct financing leases at December 31, 1996 had declined $5,538,212 compared to December 31, 1995. This decline in lease financing levels is a result of the Partnership's termination of a number of leases within its portfolio due to non-payment of lease receivables. This reduction has resulted in lower lease income recorded. Equipment acquisitions in 1996 amounted to $4,323,201. The equipment invested in direct financing leases in 1996 has served to mitigate some of the decline in lease income from other lease portfolio terminations. Lease income for 1995 increased from 1994 primarily due to increased investments in direct financing leases.

At the end of a lease term, the Partnership will attempt to sell the equipment under lease to the lessee for an amount at least equal to the residual value booked. Additionally, from time to time, the Partnership will receive a request from a lessee for an early pay-off and the amount quoted by the General Partner will always be at least equal to the Partnership's net investment and typically will exceed the net investment as evidenced by the net gains recognized by the Partnership on lease terminations. As the Partnership and the leases mature, these gains on terminations will be expected to continue to increase as the residual assets are sold at the end of lease terms.

Management fees are paid to the General Partner and represent 5% of the rental payments received. Rental payments received in each of the three years ended December 31 are as follows:

                                    1996                 1995        1994
                                 ----------              ----  ----------
       Rental Payments Received  $7,593,100  $8,457,320        $4,893,460


The General Partner receives a monthly reimbursement for administrative and clerical services provided to the Partnership.

The increase in interest expense is a result of the Partnership borrowing funds to acquire equipment for investment in direct financing leases. During 1993, the Partnership obtained a $5 million dollar line of credit with a bank and this amount was increased to $7.25 million in March, 1995. The provisions of this credit facility allow the Partnership to borrow up to 32% (40% beginning November 1996) of the Partnership's qualified lease receivables, at a rate of 1.0% above the bank's prime rate. The balance outstanding under this line-of-credit agreement at December 31, 1996 was $2,607,911. In August, 1995, the Partnership obtained a term loan of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



$2,350,000 with a bank secured by certain direct financing leases of the Partnership. This term loan was obtained to capitalize on the favorable interest rate of the term loan of 8.91% and to enable the Partnership to write more lease business and enhance the Partnership's return. This term loan is due in monthly installments through November, 1998.

Professional fees included payments for independent auditing services, tax return preparation, and other accounting assistance. In addition, legal fees were incurred for various regulatory filing requirements of the Partnership during 1994, 1995 and 1996. Legal fees associated with various lessee collection and bankruptcy proceedings during 1996 amounted to $121,685.

Generally accepted accounting principles require a provision be established for known and inherent risks in the Partnership's lease portfolio. Since there was no history of a lessee defaulting in the Partnership, and none were foreseen in the future, a reserve had not been established in 1993. Two lessees, Value Added Communications (VAC) and Telecable/Continental, experienced cash flow problems in 1994 resulting in past due lease payments. The past due lease payments from Telecable/Continental were converted to notes receivable during 1994. These notes carried an interest rate of 15% and terms ranging from three months to one year. At December 31, 1994, a reserve of $360,000 was recorded to cover the possibility of future losses for leases in default and other leases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


On October 10, 1995, a lessee of the Partnership, Value-Added Communication, Inc. ("VAC"), filed a petition seeking protection under Chapter 11 of the Bankruptcy Act. The Partnership's net investment in its leases with this customer was $1,947,904 at December 31, 1995 representing approximately 8% of the Partnership's net investment in direct financing leases. The bankruptcy court's Order "Approving Emergency Sale" indicated that of the Partnership's total net investment in direct financing leases with VAC, approximately $226,000 of leases would be purchased from the Partnership by an unrelated third party for approximately $121,000 resulting in a loss to the Partnership of $105,000. The remaining net investment balance of approximately $1.7 million was comprised of several leases of equipment in the hospitality telephone industry. This equipment, however, was not in service. Based upon the best information available to management, it appeared the Partnership would incur a loss of approximately $616,000 on these remaining leases. This amount, therefore, together with the loss of $105,000 expected to be realized on the sale of the assets under the other lease, was recorded as a provision for possible losses specifically related to VAC at December 31, 1995. As final settlement on the Partnership's claim to the assets under lease, $580,597 was received from parties to the bankruptcy. An additional loss of $646,307 was recognized in the second quarter of 1996.

In 1995, the Partnership exercised its right to manage the assets leased to a customer due to nonpayment of lease receivables. At the time the Partnership assumed management of these assets, its net investment in the leases approximated $2.4 million and the Partnership subsequently purchased approximately $200,000 of additional equipment. Effective July 1, 1995, a new lease was executed for this equipment with a new lessee, Payphones of America. The terms of this new lease were such that it met the criteria of an operating lease. The equipment under lease was being depreciated under the straight-line method over its estimated remaining life which is the primary reason for the increased depreciation expense in 1995 and 1996.

During the third quarter of 1996, Payphones of America was sold and the sale included those pay telephones under operating lease as discussed above and others that the Partnership had financed under direct financing leases. The Partnership financed this purchase for the purchaser, Phone-Tel Technologies ("Phone-Tel"), via a direct financing lease which included the Partnership receiving $151,997 from Berthel Fisher & Company Leasing, Inc. for its participation in the restructuring to alleviate customer concentration risks resulting in the Partnership having a direct financing lease with Phone-Tel of $3,375,000. Also as part of this transaction, the Partnership received 47,962 shares of publicly traded common stock of Phone-Tel and was owed $53,398 by the General Partner in addition to the $151,997 previously noted for monies received by the General Partner on behalf of the Partnership. These funds were repaid in October 1996.

The remaining net equipment cost of the assets relates primarily to hotel satellite television equipment. This remaining amount is expected to be recovered by the Partnership through the sale of the equipment. The possibility exists that this transaction will not materialize, however, management's best current information indicates that this transaction will be completed. Management has recorded a $621,000 impairment loss to reflect the estimated fair market value of this equipment.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         --------------------------------------------------------------------------
         OPERATIONS (CONTINUED)
         --------------------------------------------------------------------------


In May 1996, the Partnership exercised its right to manage the assets leased to a customer, United Tele-Systems of Virginia, due to default under the lease agreement. The Partnership's net investment in the leases at the time the assets were repossessed approximated $686,000. This equipment is currently being serviced for the Partnership under a short-term management agreement.
The Partnership's intent is to sell the equipment or re-lease the equipment to a new lessee. The Partnership expects to incur a loss upon the sale or re-lease of this equipment. Due to the lower than expected offers received by the Partnership to sell the pay telephones, the Partnership has established a specific reserve of $464,000 for the expected loss. There can be no assurances, however, that the ultimate loss on these pay telephones will not exceed $464,000 due to the uncertainty of the ultimate selling price of the pay telephones at issue.

Losses or expected losses charged to the allowance for possible losses during 1996 are as follows:
    VAC                                            $1,367,307
    UTS                                            464,000
    Others                                         126,757
                                                   -------------------------------------------------
    Total                                          $1,958,064
                                                   =================================================



     The General Partner is engaged directly for its own account in the business of acquiring and leasing equipment. The General Partner serves as the general partner of Telecommunications Income Fund IX, L.P. ("TIF IX"), a publicly owned limited partnership that is engaged in the equipment leasing business. Also, an affiliate of the General Partner is the general partner of a privately offered active limited partnership. As of December 31, 1996, the net proceeds of the private program and TIF IX have been invested in specific equipment. The activities of the General Partner, in regards to its other leasing activities, has had no impact on the Partnership to date in management's opinion.

The demand for equipment financing remains strong, and the Partnership continues to fund this demand from Partnership offering proceeds and working capital.

The equipment that the Partnership leases is maintained by the lessee, and the lessee is responsible for keeping the equipment upgraded with any improvements that may be developed. The Partnership generally establishes the equipment's residual value at 10% of the equipments' original cost. This residual value is generally expected to be realized by the sale of the equipment at the expiration of the original lease term. The General Partner monitors the maintenance and upgrades to the equipment and expects the Partnership to realize residual values of at least 10%.

The General Partner is not aware of any regulatory issues that may have a substantial negative impact on the telecommunications business that the Partnership leases equipment to. There are and will continue to be regulatory issues in the telecommunications industry that the General Partner will monitor.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The equipment leases acquired by the Partnership have been financed to yield rates of return between 15% and 20%. The lease terms vary from 36 months to 60 months. The rate charged on a particular lease depends on the size of the transaction and the financial strength of the lessee.


Inflation affects the cost of equipment purchased and the residual values realized when leases terminate and equipment is sold. The impact of inflation is mitigated as any increases in lease related expenses are passed on to the lessees through corresponding increases in rental rates as new leases are entered into.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------------------------
                                                      Year Ended      Year Ended     Year Ended
                                                   Dec. 31, 1996  Dec.  31, 1995  Dec. 31, 1994
                                                   -------------  --------------  -------------

Major Cash Sources (Uses):
       Proceeds from Issuance of Units                      $-0-            $-0-    $16,385,750
       Operations                                      1,938,010       2,566,020      1,643,652
       Net Proceeds (payments)from Line of Credit    (3,078,042)       1,576,555      4,109,398
       Repayments/Terminations of Leases               9,006,750       5,085,144      2,850,546

       Purchase of Equipment and Leases              (4,323,201)    (10,204,463)   (21,026,020)
       Payments for Syndication Costs                        -0-             -0-    (1,937,111)
       Distributions to Partners                     (2,441,178)     (2,427,345)    (1,416,600)


The Partnership is required to establish working capital reserves of no less than 1% of the proceeds to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. At December 31, 1996, that working capital reserve, as defined, would be $226,175. Actual cash on hand at December 31, 1996 was $516,612 exceeding the required minimum level by $290,437.

Under terms of the Partnership Agreement, the Partnership may leverage the lease portfolio with debt of up to 40% of the gross equity proceeds raised. At December 31, 1996, the Partnership had the ability to borrow an additional $5,052,728 under this leverage ratio.

At December 31, 1996, the Partnership had a line of credit agreement with a bank that allows the Partnership to borrow the lesser of $7.25 million, or 32% (40%, beginning November 1996) of the Partnership's Qualified Accounts as defined in the agreement. As of December 31, 1996, the balance outstanding under this line of credit was $2,607,911. With the exception of those specific assets pledged as security under the new bank term loan agreement discussed below, this borrowing is secured by all assets of the Partnership. Before any funds are borrowed, the Partnership first utilizes all available excess cash. The Partnership's line of credit is used to acquire additional leases as they become available. The line of credit matures on November 30, 1997.

In August, 1995, the Partnership obtained a term loan of $2,350,000 with a bank secured by certain direct financing leases of the Partnership. This term loan was obtained to capitalize on the favorable interest rate (8.91%) of the term loan and to enable the Partnership to write more lease business and enhance the Partnership's return. This term loan is due in monthly installments through November, 1998. The balance outstanding at December 31, 1996 under this term loan agreement was $1,386,361.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


At December 31, 1996 adequate cash was being generated from rentals to make projected distributions and allow for reinvestment of a portion of the cash to fund additional leases.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The following financial statements and related information as of and for the years ended December 31, 1996, 1995 and 1994 are included in Item 8:

   Reports of Independent Auditors
   Balance Sheets
   Statements of Income
   Statements of Changes in Partners' Equity
   Statements of Cash Flows
   Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Partners

Telecommunications Income Fund X, L.P.

We have audited the accompanying balance sheets of Telecommunications Income Fund X, L.P. as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 1996 and 1995 financial statements present fairly, in all material respects, the financial position of Telecommunications Income Fund X, L.P. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP /s/

Cedar Rapids, Iowa
February 28, 1997

Ernst & Young LLP
[logo]

REPORT OF INDEPENDENT AUDITORS

The Partners
Telecommunications Income Fund X, L.P.

We have audited the accompanying statements of income, changes in partners' equity and cash flows of Telecommunications Income Fund X, L.P. for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Partnership has significant transactions with related parties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Telecommunications Income Fund X, L.P. for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

                                /s/ Ernst & Young LLP
                                ----------------------
                                    Ernst & Young

Des Moines, Iowa
February 3, 1995

TELECOMMUNICATIONS INCOME FUND X, L.P.
BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
ASSETS (Note 5)                                                     1996               1995
Cash and cash equivalents                                               $516,612        $262,963
Available-for-sale security                                              129,945               -
Net investment in direct financing leases (Note 2)                    20,323,138      25,861,350
Allowance for possible lease losses (Note 3)                           (323,398)     (1,188,911)
                                                             -------------------  --------------
Direct financing leases, net                                          19,999,740      24,672,439
Equipment leased under operating leases, less accumulated
depreciation of $79,305 in 1996 and $170,646 in 1995                     103,722       2,451,145
Equipment held for sale (Note 4)                                         317,693               -
Intangibles, less accumulated amortization of
$21,626 in 1996 and $34,152 in 1995                                       15,872          37,498
Other assets                                                             177,512         240,203
                                                             -------------------  --------------
TOTAL                                                                $21,261,096     $27,664,248
                                                             ===================  ==============
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Line-of-credit agreement (Note 5)                                     $2,607,911      $5,685,953
Due to affiliates (Note 7)                                                89,870         252,192
Distributions payable to partners                                        204,800         203,558
Accrued expenses and other liabilities                                    87,430         113,231
Lease security deposits                                                  551,376         651,564
Note payable (Note 5)                                                  1,386,361       2,119,863
                                                             -------------------  --------------
Total liabilities                                                      4,927,748       9,026,361
                                                             -------------------  --------------
PARTNERS' EQUITY, 100,000 units authorized (Notes 1,6):
General partner, 40 units issued and outstanding                          10,194          11,187
Limited partners, 90,370 units in 1996 and 90,430 units
in 1995 issued and outstanding                                        16,366,470      18,626,700
Unrealized loss on available-for-sale security                          (43,316)               -
                                                             -------------------  --------------
Total partners' equity                                                16,333,348      18,637,887
                                                             -------------------  --------------
TOTAL                                                                $21,261,096     $27,664,248
                                                             ===================  ==============
See notes to financial statements.

                                     - 2 -

TELECOMMUNICATIONS INCOME FUND X, L.P.
STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                         1996                1995             1994
REVENUES:
Income from direct financing leases                         $3,383,689       $3,711,484      $2,230,579
Gain on lease terminations                                     260,706           77,143          20,306
Interest and other income                                       60,582           39,806          10,135
                                                ----------------------  ---------------  --------------
Total revenues                                               3,704,977        3,828,433       2,261,020
                                                ----------------------  ---------------  --------------
EXPENSES:
Management and administrative fees (Note 7)                    461,027          508,666         337,592
Other general and administrative expenses                      248,565           96,545          51,328
Interest expense                                               692,863          672,512         216,665
Depreciation expense                                           392,774          170,646               -
Provision for possible lease losses (Note 3)                 1,092,551          828,911         360,000
Impairment loss on equipment (Note 4)                          621,000                -               -
                                                ----------------------  ---------------  --------------
Total expenses                                               3,508,780        2,277,280         965,585
                                                ----------------------  ---------------  --------------
NET INCOME                                                    $196,197       $1,551,153      $1,295,435
                                                ======================  ===============  ==============
NET INCOME ALLOCATED TO:
General partner                                                    $87             $686          $2,774
Limited partners                                               196,110        1,550,467       1,292,661
                                                ----------------------  ---------------  --------------
                                                              $196,197       $1,551,153      $1,295,435
                                                ======================  ===============  ==============
NET INCOME PER PARTNERSHIP UNIT                                  $2.17           $17.15          $21.22
                                                ======================  ===============  ==============
WEIGHTED AVERAGE PARTNERSHIP UNITS
OUTSTANDING                                                     90,455           90,470          61,045
                                                ======================  ===============  ==============
See notes to financial statements.

                                     - 3 -

TELECOMMUNICATIONS INCOME FUND X, L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                                                               UNREALIZED
                                                                                                 LOSS ON
                                              GENERAL                                          AVAILABLE-        TOTAL
                                              PARTNER                 LIMITED PARTNERS          FOR -SALE      PARTNERS'
                                             (40 UNITS)            UNITS          AMOUNT        SECURITY        EQUITY
BALANCE AT DECEMBER 31, 1993                           $9,887         24,887       $5,331,456                    $5,341,343
Proceeds from sale of limited
partnership interests                                       -         65,543       16,385,750                    16,385,750
Syndication costs incurred (Note 7)                         -                     (1,937,111)                   (1,937,111)
Net income                                              2,774              -        1,292,661                     1,295,435
Distributions to partners
($27.00 per unit) (Note 6)                            (1,080)              -      (1,554,911)                   (1,555,991)
                                       ----------------------  -------------  ---------------               ---------------
BALANCE AT DECEMBER 31, 1994                           11,581         90,430       19,517,845                    19,529,426
Net income                                                686              -        1,550,467                     1,551,153
Distributions to partners
($27.00 per unit) (Note 6)                            (1,080)              -      (2,441,612)                   (2,442,692)
                                       ----------------------  -------------  ---------------               ---------------
BALANCE AT DECEMBER 31, 1995                           11,187         90,430       18,626,700                    18,637,887
Net income                                                 87              -          196,110                       196,197
Distributions to partners
($27.00 per unit) (Note 6)                            (1,080)              -      (2,441,340)                   (2,442,420)
Withdrawal of limited partners                              -           (60)         (15,000)                      (15,000)
Change in unrealized loss on
available-for-sale security                                 -              -                -    $(43,316)         (43,316)
                                       ----------------------  -------------  ---------------  -----------  ---------------
BALANCE AT DECEMBER 31, 1996                          $10,194         90,370      $16,366,470    $(43,316)      $16,333,348
                                       ======================  =============  ===============  ===========  ===============
See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND X, L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                                                   1996              1995             1994
OPERATING ACTIVITIES:
Net income                                                                           $196,197        $1,551,153       $1,295,435
Adjustments to reconcile net income to net cash
from operating activities:
Gain on lease terminations                                                          (260,706)          (77,143)         (20,306)
Depreciation of equipment                                                             392,774           170,646                -
Amortization of intangibles                                                            21,626            32,865           16,030
Provision for possible lease losses                                                 1,092,551           828,911          360,000
Impairment loss on equipment                                                          621,000                 -                -
Changes in operating assets and liabilities:
Other assets                                                                           62,691         (155,342)         (84,861)
Trade accounts payable, excluding equipment purchase costs accrued                          -           (8,639)         (11,857)
Due to affiliates                                                                   (162,322)           217,149           25,221
Accrued expenses and other liabilities                                               (25,801)             6,420           63,990
                                                                             ----------------  ----------------  ---------------
Net cash from operating activities                                                  1,938,010         2,566,020        1,643,652
                                                                             ----------------  ----------------  ---------------
INVESTING ACTIVITIES:
Acquisitions of, and purchases of equipment for,
direct financing leases                                                           (4,323,201)      (10,204,463)     (21,026,020)
Repayments of direct financing leases                                               3,709,079         4,247,962        2,649,421
Proceeds from termination of direct financing leases                                5,297,671           837,182          201,125
Repayments of notes receivable                                                              -                 -               58
Net lease security deposits collected (paid)                                        (100,188)           131,260          359,646
                                                                             ----------------  ----------------  ---------------
Net cash from investing activities                                                  4,583,361       (4,988,059)     (17,815,770)
                                                                             ----------------  ----------------  ---------------
FINANCING ACTIVITIES:
Proceeds from line-of-credit borrowings                                            13,838,858        14,740,346        9,589,319
Repayments of line-of-credit borrowings                                          (16,916,900)      (13,163,791)      (5,479,921)
Proceeds from additional borrowings                                                         -         2,350,000                -
Repayment of additional borrowings                                                  (733,502)         (230,137)                -
Proceeds from sale of partnership interests                                                 -                 -       16,385,750
Syndication costs incurred                                                                  -                 -      (1,937,111)
Distributions and withdrawals paid to partners                                    (2,456,178)       (2,427,345)      (1,416,600)
Loan origination fees incurred                                                                         (41,500)                -
Other                                                                                       -                 -         (40,000)
                                                                             ----------------  ----------------  ---------------
Net cash from financing activities                                                (6,267,722)         1,227,573       17,101,437
                                                                             ----------------  ----------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  253,649       (1,194,466)          929,319
CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                                                     262,963         1,457,429          528,110
                                                                             ----------------  ----------------  ---------------
CASH AND CASH EQUIVALENTS AT
END OF YEAR                                                                          $516,612          $262,963       $1,457,429
                                                                             ================  ================  ===============
                                                                                                                 (Continued)

                                     - 5 -

TELECOMMUNICATIONS INCOME FUND X, L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (CONCLUDED)
                                                                                   1996              1995             1994
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                                        $683,925          $634,582          $16,619
Noncash investing and financing activities:
Decrease in trade accounts payable attributed to
equipment purchase costs accrued                                                            -           586,300           29,339
Available-for-sale security exchanged for payment on lease                            173,261                 -                -
Notes receivable exchanged for payments on leases                                           -                 -          140,616
Equipment reclassified from direct financing leases to operating leases               183,027         2,484,236                -
Equipment reclassified from notes receivable to operating leases                            -           137,555                -
Equipment reclassified from operating leases to held for sale                         317,693                 -                -
Equipment reclassified from operating leases to direct financing leases             1,381,952                 -                -
Change in unrealized loss on available-for-sale security                              (43,316)                -                -
See notes to financial statements.

                                     - 6 -

TELECOMMUNICATIONS INCOME FUND X, L.P.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.   SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION AND NATURE OF OPERATIONS- Telecommunications Income Fund X, L.P. (the "Partnership") was formed on April 20, 1993 under the Iowa Limited Partnership Act. The general partner of the Partnership is Berthel Fisher & Company Leasing, Inc. (the "General Partner"), an Iowa corporation. During the offering period, which ended December 31, 1994, the Partnership sold 90,470 partnership interests at a price per unit of $250.

   The Partnership's operations are conducted throughout the United States.
   The Partnership acquires primarily telecommunications equipment for lease to third parties. The lease agreements with individual customers are generally in excess of $500,000 and certain agreements exceed 10% of the Partnership's direct finance lease portfolio (see Note 2). At any time after December 31, 1999 (or earlier if the General Partner determines it to be in the Partnership's best interest), the Partnership will cease reinvestment in equipment and leases and will begin the orderly liquidation of Partnership assets. The Partnership must dissolve on December 31, 2002, or earlier, upon the occurrence of certain events. See Note 6.

   USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimated. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for possible lease losses and the estimated unguaranteed residual values of the Partnership's leased equipment.

   Most of the Partnership's leases in the telecommunications industry are with customers that are in the entrepreneurial stage and, therefore, are highly leveraged and require lease financing in place of or to supplement financing from banks. Although the Partnership attempts to mitigate its credit risk through the use of a variety of commercial credit reporting agencies when processing the applications of its customers, failure of the Partnership's customers to make scheduled payments under their equipment leases could have a material near-term impact on the allowance for possible lease losses.

   Realization of residual values depends on many factors, several of which are not within the Partnership's control, including general market conditions at the time of the original contract's expiration, whether there has been unusual wear and tear on, or use of, the equipment, the cost of comparable new equipment, the extent, if any, to which the equipment has become technologically or economically obsolete during the contract term and the effects of any additional or amended government regulations. These factors, among others, could have a material near-term impact on the estimated unguaranteed residual values.

   CERTAIN RISK CONCENTRATIONS - The Partnership's telecommunication equipment leases are concentrated in the pay telephone and hotel industries, representing approximately 70% and 24% of the Partnership's direct finance lease portfolio at December 31, 1996, respectively.

   RELATED PARTY TRANSACTIONS - In fulfilling its role as general partner, Berthel Fisher & Company Leasing, Inc. enters into transactions with the Partnership in the normal course of business. Further, the Partnership also enters into transactions with affiliates of Berthel Fisher & Company Leasing, Inc. These transactions are set forth in the notes that follow. Management is of the opinion that these transactions are in accordance with the terms of the Agreement of Limited Partnership.

   CASH AND CASH EQUIVALENTS - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

   AVAILABLE-FOR-SALE SECURITY - The Partnership has an investment in a marketable equity security classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of partners' equity. At December 31, 1996, the security had a cost of $173,261 and an estimated fair value of $129,945, resulting in an unrealized loss of $43,316. Fair value is determined using published market prices.

   NET INVESTMENT IN DIRECT FINANCING LEASES - The Partnership's primary activity consists of leasing telecommunications equipment under direct financing leases generally over a period of three to five years. At the time of closing a direct financing lease, the Partnership records the gross lease contract receivable, the estimated unguaranteed residual value and unearned lease income. The unearned lease income represents the excess of the gross lease receivable plus the estimated unguaranteed residual value over the cost of the equipment leased. In addition, the Partnership capitalizes all initial direct costs associated with originating the direct financing lease. The unearned income and initial direct costs are amortized to income over the lease term so as to produce a constant periodic rate-of-return on the net investment in the lease. Lessees are responsible for all taxes, insurance and maintenance costs.

   The realization of the estimated unguaranteed residual value of leased equipment depends on the value of the leased equipment at the end of the lease term and is not a part of the contractual agreement with the lessee. Estimated residual values are based on estimates of amounts historically realized by the Partnership for similar equipment and are periodically reviewed by management for possible impairment.

   The Partnership performs credit evaluations prior to approval of a lease. Subsequently, the creditworthiness of the customer and the value of the underlying assets are monitored on an ongoing basis. Under its lease agreements, the Partnership retains legal ownership of the property or leased asset. The Partnership maintains an allowance for possible lease losses which could arise should customers become unable to discharge their obligations under the lease agreements. The allowance for possible lease losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the lease portfolio. The allowance is based upon a continuing review of past lease loss experience, current economic conditions, and the underlying lease asset value. The consideration of such future potential losses also includes an evaluation for other than temporary declines in value of the underlying assets. Leases which are deemed uncollectible are charged off and deducted from the allowance. The provision for possible lease losses and recoveries are added to the allowance.

   Direct financing leases are accounted for as operating leases for income tax purposes.

   EQUIPMENT - Equipment leased under operating leases is stated at cost less accumulated depreciation. The equipment is depreciated using the straight-line method over the estimated useful lives of the assets (five years) to the estimated residual value of the equipment at the end of the lease term. Estimated residual values are based on estimates of amounts historically realized by the Partnership for similar equipment and are periodically reviewed by management for possible impairment.

   Equipment held for sale is stated at lower of cost or estimated fair market value.

   INTANGIBLES - Intangibles consist of organization costs incurred with the formation of the Partnership and financing costs incurred in connection with borrowing agreements. Deferred organization expenses are being amortized over a five-year period. Deferred financing costs are being amortized over the life of the related debt, which is approximately three years.

   TAX STATUS - Under present income tax laws, the Partnership is not liable for income taxes, as each partner recognizes a proportionate share of the Partnership income or loss in their income tax return. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

   NET INCOME PER PARTNERSHIP UNIT - Net income per partnership unit is based on the weighted average number of units outstanding (including both general and limited partners' units).

2.   NET INVESTMENT IN DIRECT FINANCING LEASES

   The Partnership's net investment in direct financing leases consists of the following at December 31, 1996 and 1995:



                                               1996           1995
Minimum lease payments receivable            $23,482,180    $31,717,972
Estimated unguaranteed residual values         2,459,691      3,033,772
Unamortized initial direct costs                 194,303        500,113
Unearned income                              (5,813,036)    (9,390,507)
                                           -------------  -------------
Net investment in direct financing leases    $20,323,138    $25,861,350
                                           =============  =============

   At December 31, 1996, future minimum payments to be received under the direct financing leases and the estimated unguaranteed residuals to be realized at the expiration of the direct financing leases are as follows:



                              MINIMUM        ESTIMATED
                               LEASE       UNGUARANTEED
                              PAYMENTS       RESIDUAL
                             RECEIVABLE       VALUES
Years ending December 31:
                     1997      $7,695,006       $406,227
                     1998       7,417,263        340,138
                     1999       5,012,857        627,773
                     2000       2,689,795        940,056
                     2001         667,259        145,497
                           --------------  -------------
                              $23,482,180     $2,459,691
                           ==============  =============

   The Partnership, General Partner and certain affiliates of the General Partner purchase directly and indirectly a substantial portion of telecommunications equipment under lease from Intellicall, Inc., a publicly-held company. The General Partner's parent and certain limited partners are investors in a limited partnership which owns approximately 7% of the outstanding common stock of Intellicall, Inc. In addition, a principal stockholder of the General Partner's parent is also an investor in this limited partnership.

   Additionally, the Partnership leases equipment to certain companies for which Berthel Fisher & Company Financial Services, Inc., an affiliate of the General Partner, provides financing and investment advisory services or for which the General Partner or its affiliates have an ownership interest. The Company's net investment in direct financing leases with these companies approximated $2,815,000 and $7,077,000 at December 31, 1996 and 1995,
   respectively.

   Four customers each account for 10% or more of the amount of income from direct financing leases during one or more of the periods presented, as follows:



                YEAR  ENDED
                DECEMBER 31,
            1996  1995    1994
Customer A        10 %      15 %
Customer B    9 % 16        14
Customer C    9   10         -
Customer D   14    7         2

3.   ALLOWANCE FOR POSSIBLE LEASE LOSSES

   The changes in the allowance for possible lease losses for the years ended December 31, 1996, 1995 and 1994 are as follows:



                                  1996           1995          1994
Balance at beginning of year     $1,188,911       $360,000          $-
Provision                         1,092,551        828,911     360,000
Charge-offs                     (1,958,064)              -           -
                              -------------  -------------  ----------
Balance at end of year             $323,398     $1,188,911    $360,000
                              =============  =============  ==========

   The allowance for possible lease losses consisted of specific allowances for leases of $21,000, $721,000 and $0 and a general unallocated allowance of $302,398, $467,911, and $360,000, respectively, at December 31, 1996, 1995 and 1994.

   On October 10, 1995, a lessee of the Partnership, Value-Added Communication, Inc. ("VAC"), filed a petition seeking protection under Chapter 11 of the Bankruptcy Act. The Partnership's net investment in its leases with this customer was $1,947,904 at December 31, 1995 representing approximately 8% of the Partnership's net investment in direct financing leases. The bankruptcy court's Order "Approving Emergency Sale" indicated that of the Partnership's total net investment in direct financing leases with VAC, approximately $226,000 of leases would be purchased from the Partnership by an unrelated third party for approximately $121,000 resulting in a loss to the Partnership of $105,000. The remaining net investment balance of approximately $1.7 million comprised several leases of equipment in the hospitality telephone industry. This equipment, however, was not in service. Based upon the best information available to management, it appeared the Partnership would sustain some loss with respect to these remaining leases. Management's best estimate of the amount of the loss to the Partnership was that the Partnership may incur a loss of approximately $616,000 on these remaining leases. This amount, therefore, together with the loss of $105,000 expected to be realized on the sale of the assets under the other leases, was recorded as a provision for possible lease losses specifically related to VAC at December 31, 1995. During 1996, as settlement on the Partnership's claim to the assets under lease,

   $580,597 was received from sale of the assets and from parties to the bankruptcy. Therefore, an additional loss of $646,307 was recognized in the second quarter of 1996.

   On May 6, 1996, a lessee of the Partnership, United Tele-Systems of Virginia, Inc. ("UTS"), filed a Voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code. The bankruptcy petition was dismissed on May 22, 1996 and, in connection therewith, the Partnership exercised its right to manage the assets leased to UTS. The net investment in the leases at the time the assets were repossessed was approximately $686,000. This equipment is currently being operated for the Partnership under a short-term management agreement. The Partnership, the General Partner, an affiliated partnership and UTS have also been named in a lawsuit, filed by another creditor of UTS. The creditor is claiming $360,000 in compensatory damages and $350,000 in punitive damages. Management believes the lawsuit is without merit and intends to vigorously defend it. Based on offers to purchase the pay telephone equipment and an expected settlement offer related to the lawsuit to avoid protracted litigation costs, the Partnership expects to incur a loss upon the sale or re-lease of this equipment. Management charged $464,000 to the provision for possible lease losses for the expected loss. Due to the uncertainty of the fair market value of the equipment and the outcome of the litigation, there can be no assurances that the ultimate loss will not exceed $464,000. The Partnership's net investment in the equipment, net of the specific allowance, has been reclassified to equipment under operating leases pending its ultimate sale or re-lease under a direct finance lease.

4.   EQUIPMENT HELD FOR SALE

   In May 1995, the Partnership exercised its right to manage the assets leased to Telecable/Continental due to nonpayment of lease receivables. At the time the Partnership assumed management of these assets, its net investment in the leases and notes receivable approximated $2,400,000 and the Partnership subsequently purchased approximately $200,000 of additional equipment. During 1996, $1,431,000 of this net investment was leased to an unrelated third party under a direct financing lease, which was paid off in December 1996. The remaining net equipment cost, which relates to hotel satellite television equipment, is expected by management to be recovered through the sale of the equipment. Such equipment cost has been adjusted for an impairment loss of $621,000, to reflect management's estimated fair market value of the equipment.

5.   BORROWING AGREEMENTS

   The Partnership has a line-of-credit agreement with a bank which bears interest at a variable rate (10.13% and 9.5% at December 31, 1996 and 1995, respectively). On March 6, 1995, the line-of-credit agreement was amended to increase the amount available to borrow to the lesser of $7.25 million, or 32% (40% as of November 1996) of Partnership's Qualified Accounts, as defined in the agreement. On September 11, 1995, the agreement was further amended to extend the maturity date to November 30, 1997 and to reduce the interest rate from 2.0% over prime to 1.0% over prime (minimum interest charge of $7,500 per month). In addition, certain loan covenants were changed. The agreement is cancellable by the lender after giving a 90-day notice and is collateralized by substantially all assets of the Partnership. This line-of-credit is guaranteed by the General Partner and certain affiliates of the General Partner.

   The Partnership also has an installment loan agreement which bears interest at 8.91% and is due in monthly installments through November 1998 with a subjective acceleration clause. The agreement is collateralized by certain direct financing leases and a second interest in all other Partnership assets. The agreement is also guaranteed by the General Partner. Covenants under the agreement require the Partnership, among other things, to be profitable, not exceed a 40% debt to original equity raised ratio, and not sell a material portion of its assets. The agreement matures as follows:
   1997, $804,684; and 1998, $581,677.

6.   LIMITED PARTNERSHIP AGREEMENT

   The Partnership was formed pursuant to an Agreement of Limited Partnership dated as of April 20, 1993 and amended August 12, 1993 (the "Agreement"). The Agreement outlines capital contributions to be made by the partners and the allocation of cash distributions, net income and net loss to the partners. Capital contributions by the partners to the partnership consist of the $10,000 contributed by the General Partner and the amounts contributed by limited partners for the purchase of their units.

   Any Partnership net loss will first be allocated to the limited partners to the extent of their positive capital account balances. Any additional net loss will be allocated to the General Partner. Any Partnership net income will first be allocated to partners with negative capital accounts in proportion to, and to the extent of, such negative capital accounts. Except as provided below, any additional net income will then be allocated to the General Partner and limited partners based on number of units held. During liquidation of the partnership, when cash distributions are to be made 80% to the limited partners and 20% to the General Partner (see below), net income will be allocated 80% to the limited partners and 20% to the General Partner. Net income or net loss allocated to the limited partners will be apportioned among them based on the number of limited partnership units held and on the number of months within the respective year that such units were held.

   During the Partnership's operating phase, to the extent there is cash available for distribution, cash distributions will be made on a monthly basis in the following order of priority: first, to reimburse the General Partner for administrative services it provides to the Partnership, as further described in the Agreement (see Note 7); second, to the limited partners up to amounts representing a 10.8% cumulative annual return on their adjusted capital contribution (as defined); and, third, to the General Partner, representing a monthly equipment management fee of 5% of the gross rental payments received by the Partnership (see Note 7). To the extent that cash is not available to pay all or a portion of the equipment management fee pursuant to the above priority distributions, such fee will accrue and accumulate. Any remaining cash distributions after payment of the above (including arrearages) will be paid, at the discretion of the General Partner, to the limited partners.

   During the Partnership's liquidation phase, cash available for distribution will be distributed in the following order of priority: first, for payment of the General Partner's administrative services expense described above; second, to the limited partners for any arrearage in their 10.8% cumulative priority return; third, to the limited partners for 100% of their adjusted capital contributions; fourth, to the limited partners, distributions totaling 10.8% annually, noncompounded, on their adjusted capital contributions; fifth, to the General Partner for any arrearage in its equipment management fee; and, sixth, 80% to the limited partners and 20% to the General Partner (provided, however, that the General Partner will not receive such amounts unless the limited partners have received total distributions equal to their capital contribution plus a 10.8% annualized return).

7.   MANAGEMENT AND SERVICE AGREEMENTS

   The Partnership paid the General Partner 4% of all leases acquired by the Partnership during the initial funding period, which the Partnership capitalized as initial direct costs. Amounts incurred by the Partnership as acquisition fees were $123,687 for 1995, $807,074 for 1994. Unless the Partnership decides to issue additional partnership units, no further acquisition fees will be paid.

   The Partnership also pays an equipment management fee equal to 5% of the amount of gross rental payments received, to the General Partner. The General Partner, in turn, pays 50% of those fees to its parent. During the periods ended December 31, 1996, 1995 and 1994, those management fees aggregated $379,665, $422,866 and $244,673, respectively.

   In addition, the General Partner is reimbursed for certain other costs under an administrative services agreement. Amounts incurred by the Partnership pursuant to this agreement amounted to $73,500, $85,800 and $92,919 for the periods ended December 31, 1996, 1995 and 1994, respectively.

   As a part of the issuance of partnership units, the Partnership paid commissions of 10% to Berthel Fisher & Company Financial Services, Inc., a broker-dealer affiliated with the General Partner, and reimbursed other offering expenses of up to 4% of the gross proceeds to the General Partner. These fees have been treated as syndication costs and charged directly to partners' equity.

8.   RECONCILIATION OF FINANCIAL AND INCOME TAX REPORTING BASIS

   A reconciliation of net income for financial reporting purposes with the related amount reported for income tax purposes is as follows:



                             1996                       1995                       1994
                                           PER                        PER                        PER
                            AMOUNT         UNIT        AMOUNT         UNIT        AMOUNT         UNIT
Net income for
financial reporting
purposes                      $196,197       $2.17     $1,551,153      $17.15     $1,295,435      $21.22
Adjustment to
convert direct
financing leases to
operating leases
for income tax
purposes                       490,539        5.43    (3,410,299)     (37.70)    (2,302,980)     (37.73)
Net change in
allowance for
possible lease losses        (865,513)      (9.57)        828,911        9.16        360,000        5.90
Gain on  lease
terminations                 1,314,157       14.54         80,355         .89         22,547         .37
                         -------------  ----------  -------------  ----------  -------------  ----------
Net income (loss)
for income tax
reporting purposes          $1,135,380      $12.57     $(949,880)    $(10.50)     $(624,998)    $(10.24)
                         =============  ==========  =============  ==========  =============  ==========

9.   DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   The fair value amounts disclosed below are based on estimates prepared by management of the Partnership based on valuation methods appropriate in the circumstances. Generally accepted accounting principles do not require disclosure for lease contracts. The carrying amount for financial instruments included among cash and cash equivalents, line-of-credit agreement, and other short-term payables approximates their fair value because of the short maturity of those instruments or the variable interest rate feature of the instrument. Also, the Partnership's available-for-sale security is reported at market value. The estimated fair value of other significant financial instruments are based principally on discounted future cash flows at rates commensurate with the credit and interest rate risk involved.

   The estimated fair values of the Partnership's other significant financial instruments are as follows at December 31, 1996 and 1995:

                           1996                       1995
                  -------------------      --------------------
                  CARRYING      FAIR       CARRYING        FAIR
                   AMOUNT       VALUE       AMOUNT        VALUE
Note payable     $1,386,361   $1,386,361   $2,119,863    $2,103,198

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III



ITEM 10.  DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------------------------------------------

          A:                        The General Partner of the registrant:

                                    Berthel Fisher & Company Leasing, Inc., an Iowa corporation.


     B. Executive officers of the General Partner of the Registrant:

     Thomas J. Berthel (age 45) - Mr. Berthel is the Chief Executive Officer and Director of the General Partner, a position he has held since the General Partner's inception in 1988. Mr. Berthel is also President and a Director of the General Partner's parent, Berthel Fisher & Company, Inc. ("Berthel Fisher"), which he founded in 1985, and Berthel Fisher's other subsidiaries, Berthel Fisher & Company Financial Services, Inc.; Berthel Fisher & Company Management Corp.; Berthel Fisher & Company Planning, Inc.; and one other corporation which acts as general partner of a separate private program. He also serves as the Chairman of the Board and Director of Amana Colonies Golf Course, Inc. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). From 1974 to 1982, Mr. Berthel was President and majority shareholder of Insurance Planning Services Corporation in Maquoketa, Iowa, which was engaged in the operation of a securities and insurance business. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. Mr. Berthel is also a Certified Life Underwriter. Mr. Berthel also serves as an individual general partner of the limited partnership referred to above. Mr. Berthel received a MBA degree from the University of Iowa in 1993.

     Ronald O. Brendengen (age 41) - Mr. Brendengen is the Treasurer, Chief Financial Officer and a Director (1988 to present) of the General Partner. He was elected to his current offices in October, 1996. He has served as Secretary (1994 - March, 1995), Treasurer (1988 - August 1995) and Chief Financial Officer (1994 - August 1995) of the General Partner. He served as Controller (1985-1993), Treasurer (1987-present), Chief Financial Officer, Secretary and a Director (1987-present) of Berthel Fisher & Company, the parent company of the General Partner. Mr. Brendengen serves as the Treasurer, Chief Financial Officer and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. He also serves in various offices and as a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.

     Nancy L. Lowenberg (age 37), has been elected Vice President and Chief Operating Officer of the General Partner beginning January 2, 1997. From September 1986 to December 1996, Ms. Lowenberg has been employed by First Star Bank Iowa, N.A., in Cedar Rapids, since 1986 as Vice President Commercial
Loans for Iowa. As Vice President Commercial Loans, she has been relationship manager of 62 accounts with approximately $70,000,000 of committed credit, with responsibility for annual review and maintenance of existing accounts and business development. From 1981-1986, Ms. Lowenberg was employed by First Star Bank Systems. Ms. Lowenberg received her Bachelor of Science Agricultural Business with a minor in Finance in 1981 from Iowa State University, Ames, Iowa.

     Lynn Whiteman (age 40) - Ms. Whiteman is Vice President- Operations of the General Partner, a position she has held since January, 1993. Prior to January, 1993, Ms. Whiteman was employed with Firstar Bank Cedar Rapids, N.A., formerly Merchants National Bank. She spent five years in the Correspondent Banking Dept. and then seven in the Commercial Loan Dept., most recently as Vice President Commercial Loans. Ms. Whiteman holds a Bachelors Degree in Business Administration/Finance from the University of Iowa, Iowa City, Iowa. Effective February 21, 1997, Ms. Whiteman has resigned from the Company.

     Gregory G. Pugh (age 38) - Mr. Pugh was appointed Executive Vice President in 1995. He has served as Vice President of the General Partner since October 1990. Mr. Pugh has a Bachelor of Science in Industrial Administration/Business Management from Iowa State University, Ames, Iowa in 1981. He also has a Masters of Business Administration from Drake University in Des Moines, Iowa in 1990. Prior to Berthel Fisher & Company, Greg worked at Norwest Mortgage from 1989 to 1990 as Branch Facilities Specialist in Des Moines, Iowa. Mr. Pugh was employed by the Principal Financial Group from 1983-1988 in various capacities lastly as a Mortgage Loan Officer. From 1981-1983 Mr. Pugh was employed by Hawkeye Capital Bank, in Des Moines, Iowa.

ITEM 11.EXECUTIVE COMPENSATION
------------------------------------------


Set forth is the information relating to all direct renumeration paid or accrued by the Registrant during the last year to the General Partner:


(A)                        (B)              (C)                                 (C1)            (C2)               (D)
                                                                                                Securities of
                                                                                                property
                                                                                                insurance          Aggregate
                                                                                                benefits or        of
                                            Cash and Cash                             reimbursementcontingent
Name of Individual       Capacities in      equivalent forms                                    personal           or forms of
persons in group         which served       of remuneration                     Fees            benefits       remuneration
--------------------  --------------------  ----------------------------------  ----  --------  -------------  ---------------

Berthel Fisher & Co.       General Partner  $0                  $453,165               $0                           $0

Leasing, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



   (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the Partnership Units.

   (b) The General Partner of the Registrant owns Units of the Registrant set forth in the following table.



     (1)                                                       (2)   (3)                         (4)

                                                       Name and Address of Amount and Nature of
Title of Class  Beneficial Ownership Beneficial Ownership Percent of Class
--------------  --------------------------------------------------------------------------------------------------------------

        Units                                          Berthel Fisher & Co. Forty (40) Units;    0.04%
                                                       Leasing, Inc.  sole owner.
                       100 2nd Street S.E.
                       Cedar Rapids, IA 52401


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                -------------------------------------------------------------------------------

                Related party transactions are described in Notes 2 and 7 of  Notes to
                Financial Statements.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


     (a) 1.  Financial Statements.

                                                                        Page No.



       Balance Sheets at December 31, 1996 and
       December 31, 1995                                                   14

       Statements of Income for the years ended December
       31, 1996, December 31, 1995 and December 31, 1994                   15

       Statements of Changes in Partners' Equity for the years
       ended December 31, 1996, December 31, 1995 and
       December 31, 1994                                                   16

       Statements of Cash Flows for the years ended December
       31, 1996, December 31, 1995 and December 31, 1994                   17

       Notes to Financial Statements                                       18


     2. Financial Statements Schedules


     Information pursuant to Rule 12-09 (Schedule II) is included in the financial statements and notes thereto.

     3. Exhibits



            3,4  Amended and Restated Agreement of Telecommunications
                 Income Fund X, L.P. currently in effect dated as of August 19, 1993(1)




   (1) Incorporated herein by reference to Exhibit A in the Partnership's registration statement on Form S-1, effective August 27, 1993

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                  (REGISTRANT)

By Berthel Fisher & Company Leasing, Inc.

By: Thomas J. Berthel/s/ Date: March 27, 1997
Thomas J. Berthel
President

By Berthel Fisher & Company Leasing, Inc.

By: Ronald O. Brendengen/s/ Date: March 27, 1997
Chief Financial Officer, Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Thomas J. Berthel/s/                    Date:  March 27, 1997
     --------------------------------------  -----  --------------
     Thomas J. Berthel
     Chief Executive Officer
     President, Director
     Berthel Fisher & Company Leasing, Inc.
     Corporate General Partner

     Nancy L, Lowenberg/s/                   Date:  March 27, 1997
     --------------------------------------  -----  --------------
     Nancy L. Lowenberg
     Chief Operating Officer, Director
     Berthel Fisher & Company Leasing, Inc.
     Corporate General Partner

     Ronald O. Brendengen/s/                 Date:  March 27, 1997
     --------------------------------------  -----  --------------
     Ronald O. Brendengen
     Treasurer, Director
     Berthel Fisher & Company Leasing, Inc.
     Corporate General Partner

     Gregory G. Pugh/s/                      Date:  March 27, 1997
     --------------------------------------  ----- ---------------
     Gregory G. Pugh
     Executive Vice-President, Director
     Berthel Fisher & Company Leasing, Inc.
     Corporate General Partner

     Daniel P. Wegmann/s/                    Date:  March 27, 1997
     --------------------------------------  -----  --------------
     Daniel P. Wegmann
     Controller
     Berthel Fisher & Company Leasing, Inc.
     Corporate General Partner


                                 EXHIBIT INDEX




           3,4  Amended and Restated Agreement of
                Telecommunications Income Fund IX, L.P. currently in effect dated as of August 12, 1991 (1)






     (1) Incorporated herein by reference to Partnership Exhibit A to the prospectus included in the Partnership's post effective amendment No. 4 to Form S-1 registration statement filed on December 22, 1992.