Form 10-Q
period 1997-03-31
TELECOMMUNICATIONS INCOME FUND X LP
filed 1997-05-13
CIK 904005

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  ___________

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1997             Commission File Number:33-62228

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------
             (Exact name of Registrant as specified in its charter)

               Iowa                                42-1401715
              ------                              ------------
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)               Identification No.)

          100 Second Street S.E.,  Cedar Rapids, Iowa         52401
        --------------------------------------------------------------
         (Address of principal executive offices)         (Zip Code)

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

                               Yes   X       No
                                    ---         ---

As of April 30, 1997, 90,195 Units were issued and outstanding. Based on the original sales price of $250 per Unit, the aggregate market value at April 30, 1997 was $22,548,750.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.

                                     INDEX





Part I.  FINANCIAL INFORMATION
------------------------------


Item 1.  Financial Statements (unaudited).

             Balance sheets - March 31, 1997 and December 31, 1996.

             Statements of income - three months ended March 31, 1997 and three months ended March 31, 1996.


             Statement of changes in partners' equity-three months ended March
             31, 1997

             Statements of cash flows - three months ended March 31, 1997 and three months ended March 31, 1996.


Item 2.  Managements's Discussion and Analysis of Financial Condition and
         Results of Operations.


Signatures


                    TELECOMMUNICATIONS INCOME FUND X, L.P.

                          BALANCE SHEETS (UNAUDITED)


                                                                      March 31, 1997  December 31, 1996
                                                                      --------------  -----------------
ASSETS

    Cash and cash equivalents                                            $   212,926      $     516,612
    Available-for-sale security                                              135,043            129,945
    Net investment in direct financing leases (Note B)                    19,197,124         20,323,138
    Allowance for possible losses                                          (355,904)          (323,398)
                                                                         -----------      -------------
    Direct financing leases, net                                          18,841,220         19,999,740
    Equipment leased under operating leases, less
       accumulated depreciation of $79,305 in 1996                               -0-            103,722
    Equipment held for sale                                                  330,307            317,693
    Intangibles                                                               13,656             15,872
    Other assets                                                             145,625            177,512
                                                                         -----------      -------------

TOTAL ASSETS                                                             $19,678,777      $  21,261,096
                                                                         ===========      =============

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

    Line of credit agreement (Note C)                                    $ 1,376,823      $   2,607,911
    Due to affiliates                                                         70,268             89,870
    Distributions payable to partners                                        202,938            204,800
    Accrued expenses and other liabilities                                    94,670             87,430
    Lease security deposits                                                  512,552            551,376
    Note payable (Note C)                                                  1,191,932          1,386,361
                                                                         -----------      -------------
    TOTAL LIABILITIES                                                      3,449,183          4,927,748
                                                                         -----------      -------------

PARTNERS' EQUITY, 100,000 units authorized:
    General partner, 40 units issued and outstanding                          10,170             10,194
    Limited partners, 90,155 units in 1997 and 90,370
       units in 1996 issued and outstanding                               16,257,642         16,366,470
    Unrealized loss on available-for-sale security                          (38,218)           (43,316)
                                                                         -----------      -------------
    TOTAL PARTNERS' EQUITY                                                16,229,594         16,333,348
                                                                         -----------      -------------

TOTAL LIABILITIES & PARTNERS' EQUITY                                     $19,678,777      $  21,261,096
                                                                         ===========      =============


See accompanying notes.

                    TELECOMMUNICATIONS INCOME FUND X, L.P.
                             STATEMENTS OF INCOME
                                 (UNAUDITED)



                                                    Three Months Ended
                                              -------------------------------
                                               March 31, 1997  March 31, 1996

    INCOME:
           Lease income                             $734,917        $902,118
           Gain on lease terminations                 36,937         197,390
           Other                                       9,196          27,255
                                                    --------       ---------
    Total Income                                     781,050       1,126,763


    EXPENSES:
           Management fees                            90,329          93,345
           Administrative services                    23,867          18,466
           Interest                                   68,481         185,629
           Professional fees                           6,566          37,825
           Provision for possible losses               4,500        (65,478)
           Depreciation                               14,746          85,324
           Other                                      17,924          26,590
                                                    --------       ---------
    Total expenses                                   226,413         381,701
                                                    --------       ---------

    Net income                                      $554,637        $745,062
                                                    ========       =========


    Net income per partnership unit                    $6.14           $8.24
                                                    ========       =========


    Weighted average partnership units outstanding    90,368          90,455



See accompanying notes.

                    TELECOMMUNICATIONS INCOME FUND X, L.P.
                   STATEMENT OF CHANGES IN PARTNERS' EQUITY
                      THREE MONTHS ENDED MARCH 31, 1997
                                 (UNAUDITED)



                                                                   Unrealized
                                                                     Loss on
                                  General      Limited Partners     Available     Total
                                  Partner    ---------------------  for-Sale    Partners'
                                 (40 Units)   Units      Amount     Security     Equity
------------------------------------------------------------------------------------------

Balance at December 31, 1996        $10,194    90,370  $16,366,470  $(43,316)  $16,333,348

Withdrawal of limited partners          ---     (215)     (53,750)        ---     (53,750)

Change in unrealized loss on
    available-for-sale security         ---       ---          ---      5,098        5,098

Distributions                         (270)       ---    (609,469)        ---    (609,739)

Net income                              246       ---      554,391        ---      554,637
                                 ---------------------------------------------------------

Balance at March 31, 1997           $10,170    90,155  $16,257,642  $(38,218)  $16,229,594
                                 =========================================================



See accompanying notes.

                    TELECOMMUNICATIONS INCOME FUND X, L.P.
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                                     THREE MONTHS ENDED
                                                               MARCH 31, 1997  MARCH 31, 1996
                                                               --------------  --------------

OPERATING ACTIVITIES
Net Income                                                        $   554,637     $   745,062
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Amortization                                                         2,216           3,177
   Provision for possible losses                                        4,500        (65,478)
   Gain on lease terminations                                        (36,937)       (197,390)
   Depreciation                                                        14,746          85,323
   Changes in operating assets and liabilities:
   Other assets                                                        31,887          86,702
   Due to affiliates                                                 (19,602)       (154,116)
   Accrued expenses and other liabilities                               7,240          87,909
                                                                  -----------  --------------
Net cash provided by operating activities                             558,687         591,189

INVESTING ACTIVITIES
   Acquisitions of, and purchases of equipment for,
     direct financing leases                                        (300,000)     (1,354,454)
   Repayments of direct financing leases                              895,830         911,800
   Purchase of equipment for an operating lease                           -0-        (40,093)
   Proceeds from early termination of direct financing leases         616,317       1,879,439
   Net lease security deposits collected(repaid)                     (38,824)        (20,275)
                                                                  -----------  --------------
   Net cash provided by (used in) investing activities              1,173,323       1,376,417

FINANCING ACTIVITIES
   Net proceeds from (repayments of) line-of-credit               (1,231,088)     (1,172,040)
   Repayments of long term debt                                     (194,429)       (177,015)
   Distributions paid to partners                                   (610,179)       (610,673)
                                                                  -----------  --------------
   Net cash used in  financing activities                         (2,035,696)     (1,959,728)

Net increase (decrease) in cash and cash equivalents                (303,686)           7,878
Cash and cash equivalents at beginning of period                      516,612         262,963
                                                                  -----------  --------------
Cash and cash equivalents at end of period                        $   212,926     $   270,841
                                                                  ===========  ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                  $    88,183     $   186,515




See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES

Components of the net investment in direct financing leases are as follows:


                                            March 31, 1997  December 31, 1996
                                            --------------  -----------------
Lease payments receivable                      $21,889,795        $23,482,180
Unamortized initial direct costs                   162,639            194,303
Estimated residual values of leased equip.       2,282,136          2,459,691
Unearned lease income                          (5,137,446)        (5,813,036)
                                               -----------        -----------
Net investment in direct financing leases      $19,197,124        $20,323,138
                                               ===========        ===========


Note C -- CREDIT ARRANGEMENTS

The Partnership has a line-of-credit agreement with a bank that carries interest (9.5% at March 31, 1997) at 1% over prime, with a minimum interest charge of $7,500 per month. The line-of-credit agreement allows the Partnership to borrow to the lesser of $7.25 million, or 40% of the Partnership's Qualified Accounts, as defined in the agreement. The agreement, which expires November 30, 1997, is cancellable by the lender after giving a 90-day notice and is secured by substantially all assets of the Partnership. This line-of-credit is guaranteed by the General Partner and certain affiliates of the General Partner.

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:                            Three Months Ended
                                             March 31, 1997  March 31, 1996
                                             --------------  --------------
   Description
   -----------
      Investment in direct financing leases     $19,197,124     $24,621,956
      Lease income                                  734,917         902,118
      Gain on lease terminations                     36,937         197,390
      Management fee expense                         90,329          93,345
      Interest expense                               68,481         185,629


Lease income declined during the three month period ended March 31, 1997 as compared to the same period in 1996 due to the decrease in net investment in direct financing leases. The decrease in net investment in direct financing leases is attributable to the early termination of certain leases in 1996 at the request of the lessee which enabled the Partnership to recognize total gains on those terminations of $197,390. During the first quarter of 1997, the Partnership realized gains of $36,937 on the early termination of certain leases at the request of the lessee.

Management fees are paid to the General Partner and represent 5% of the gross rental payments received. Rental payments decreased from $1,866,900 in the three months ended March 31, 1996 to $1,806,580 for the three months ended March 31, 1997. These decreases are attributed to the early termination of certain leases as described above and other lessees being delinquent in making their lease payments as noted below. Although there can be no assurances, the Partnership expects these delinquent payments to be fully collected and all future lease payments to be fully collected.

The decrease in interest expense is a result of the Partnership using the proceeds of various lease terminations in 1996 to reduce the balance of its line of credit.

The Partnership had $2,661,884 of equipment being depreciated at March 31, 1996. The depreciation expense associated with this equipment amounted to $85,234 for the quarter ended March 31, 1996. Since March of 1996, most of this equipment has been sold or re-leased. In addition, the Partnership has reduced the carrying value of this equipment to fair market value. The remaining equipment cost relates to hotel satelite television equipment and is expected by Management to be recovered under a direct financing lease or sold. The possibility remains that these transactions will not materialize, however, Management's best current information indicates that these transactions will be completed.

Prior to the first quarter of 1996, the Partnership had reserved for possible lease losses based on 1.5% of equipment purchased, excluding any specific reserves. At March 31, 1996, the Partnership adjusted the allowance for possible losses to reflect 1.5% of the investment in direct financing and operating leases. This resulted in a credit to the expense provision of approximately $84,000. The provision for possible losses expense for the first quarter of 1997 reflects 1.5% of the cost of equipment purchased during the first quarter of 1997.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED):

At March 31, 1997, the allowance for possible losses was comprised of a general reserve of $306,897, a specific reserve for Telecable/VisionCom equipment of $21,000, and a specific reserve for United TeleServices of $28,006. The $21,000 reserve remaining for the Telecable/VisionCom equipment is for anticipated costs associated with either selling or re-leasing of this equipment. The remaining equipment associated with the United TeleSystems lease was sold to a lessee during the quarter ended March 1997. The re-lease of this equipment resulted in a $28,006 gain which has been classified to a specific allowance for possible losses. This specific reserve is being carried in anticipation of legal and review costs associated with the sale of this equipment.

A lessee of the Partnership was informed by a state public service commission that the lessee's permit to operate payphones in the state was being withdrawn due to complaints regarding the service provided by the lessee on a particular payphone route. The site contractor for these phones has asked the lessee to either remove the phones or sell them to another payphone operator. The lessee will, in all likelihood, sell the payphones for approximately $290,000. The Partnership's net investment in these phones at March 31, 1997 was approximately $700,000. When this sale occurs, the Partnership will no longer have equipment associated with this lease. The lessee has indicated it will continue to make lease payments, however, there is no assurance the lessee will be able to sustain payments without the associated cash flow that was generated by the equipment.



LIQUIDITY AND CAPITAL RESOURCES                  Three Months Ended  Three Months Ended
                                                   March 31, 1997      March 31, 1996
------------------------------------------------------------------------------------------
MAJOR CASH SOURCES:
Principal portion of lease payments received            $895,830            $911,800
Proceeds received on sale of leases                      616,317           1,879,439

MAJOR CASH USES:
Purchase of equipment and leases                         300,000           1,354,454
Net Payments on debt                                   1,425,517           1,349,055
Distributions to partners                                610,179             610,673
------------------------------------------------------------------------------------------

At March 31, 1997, a total of $117,561 of lease payments were thirty-one days or more past due. The total past due amount represents .5% of the Partnership's lease payments receivable. While these leases are identified as requiring additional monitoring, they do not necessarily represent non-performing assets.

The Partnership is required to establish working capital reserves of no less than 1% of the proceeds to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. At March 31, 1997 that requirement would be $226,175. Actual cash on hand was $212,926. The actual cash on hand at period end March 31, 1997 was below the required level, however, the Partnership has funds readily available from the line of credit agreement.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED):

The credit agreement establishing the line of credit contains various covenants which the Partnership was in compliance with at March 31, 1997. Management expects to renew the line of credit with the lender when it becomes due in November 1997.

The demand for equipment leases remains strong and the Partnership's available cash will be used to acquire equipment for investment in direct financing leases.

At the present time, the Partnership has not encountered any significant competition. The Partnership, therefore, is able to obtain its desired lease rates.

At March 31, 1997, adequate cash is being generated to make projected distributions The present value of the lease portfolio cash flows discounted at 8% was $19,697,478 at March 31, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------
                                  (Registrant)


Date                            Ronald O. Brendengen/s/
     -----------------          ---------------------------------------
                                Ronald O. Brendengen,
                                Chief Financial Officer, Treasurer


Date                            Daniel P. Wegmann/s/
     -----------------          ---------------------------------------
                                Daniel P. Wegmann, Controller