Form 10-Q
period 1997-06-30
TELECOMMUNICATIONS INCOME FUND X LP
filed 1997-08-14
CIK 904005

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549
                                 ___________

                                  FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1997   Commission File Number 33-62228

                   TELECOMMUNICATIONS INCOME FUND X, L.P.
                   --------------------------------------
           (Exact name of Registrant as specified in its charter)


                Iowa                                     42-1401715
                ----                                     ----------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)


     100 Second Street S.E., Cedar Rapids, Iowa                 52401
     -------------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)

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

As of July 31, 1997, 89,945 Units were issued and outstanding. Based on the original sales price of $250 per Unit, the aggregate market value at July 31, 1997 was $22,486,250.

                   TELECOMMUNICATIONS INCOME FUND X, L.P.

                                    INDEX




Part I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements (unaudited).

         Balance sheets - June 30, 1997 and December 31, 1996.

         Statements of income (loss) - three months ended June 30, 1997 and three months ended June 30, 1996. Six months ended June 30, 1997 and six months ended June 30, 1996.

         Statement of changes in partners' equity - six months ended June 30, 1997.

         Statements of cash flows - six months ended June 30, 1997 and six months ended June 30, 1996.

Item 2. Management's discussion and analysis of financial condition and results of operations.



Signatures

                   TELECOMMUNICATIONS INCOME FUND X, L.P.

                         BALANCE SHEETS  (UNAUDITED)


                                                     June 30, 1997   December 31, 1996
                                                     -------------   -----------------
ASSETS

 Cash and cash equivalents                            $     25,358      $    516,612
 Available-for-sale security                               143,886           129,945
 Net investment in direct financing leases (Note B)     18,579,857        20,323,138
 Allowance for possible losses                            (423,574)         (323,398)
                                                       -----------       -----------
 Direct financing leases, net                           18,156,283        19,999,740
 Equipment leased under operating leases, less
    accumulated depreciation of $93,334 and
   $79,305 in 1997 and 1996, respectively (Note C)       2,706,666           103,722
 Equipment held for sale                                   294,574           317,693
 Intangibles                                                11,441            15,872
 Other assets                                              150,458           177,512
                                                       -----------       -----------

TOTAL ASSETS                                          $ 21,488,666      $ 21,261,096
                                                       ===========       ===========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

 Line of credit agreement (Note D)                    $  3,756,781      $  2,607,911
 Payable to affiliates                                      29,386            89,870
 Distributions payable to partners                         202,376           204,800
 Accrued expenses and other liabilities                    170,225            87,430
 Lease security deposits                                   517,063           551,376
 Note payable (Note D)                                     993,681         1,386,361
                                                       -----------       -----------
TOTAL  LIABILITIES                                       5,669,512         4,927,748
                                                       -----------       -----------

PARTNERS' EQUITY, 100,000 units authorized:
 General partner, 40 units issued and outstanding           10,006            10,194
 Limited partners, 89,905 units in 1997 and 90,370
   units in 1996 issued and outstanding                 15,826,786        16,366,470
 Gain on redemption of units                                11,737                -0-
 Unrealized loss on available-for-sale security            (29,375)          (43,316)
                                                      ------------      ------------
TOTAL  PARTNERS' EQUITY                                 15,819,154        16,333,348

TOTAL LIABILITIES AND PARTNERS' EQUITY                $ 21,488,666      $ 21,261,096
                                                       ===========       ===========


See accompanying notes.

                    TELECOMMUNICATIONS INCOME FUND X, L.P.
                             STATEMENTS OF INCOME
                                 (UNAUDITED)



                                                       Three Months Ended
                                                  June 30, 1997  June 30, 1996
                                                  ----------------------------
  INCOME:

     Lease income                                      $684,184       $797,403
     Gain on lease terminations                             133         33,359
     Other                                                  241          6,339
                                                       --------       --------

  Total income                                          684,558        837,101


  EXPENSES:

     Management fees                                     78,002         84,297
     Administrative services                             21,955         18,465
     Interest                                            80,386        155,519
     Professional fees                                   58,956         56,851
     Provision for possible losses (Note B)              45,480        739,228
     Depreciation                                       131,234         96,757
     Other                                               29,542         27,044
                                                       --------       --------

  Total expenses                                        445,555      1,178,161


  Net income (loss)                                    $239,003     $ (341,060)
                                                       ========     ==========



  Net income (loss)   per partnership unit             $   2.66     $    (3.77)
                                                       ========     ==========

  Weighted average partnership units outstanding         90,007         90,470



  See accompanying notes.

                    TELECOMMUNICATIONS INCOME FUND X, L.P.
                             STATEMENTS OF INCOME
                                 (UNAUDITED)




                                                        Six Months Ended
                                                  June 30, 1997  June 30, 1996
                                                  ----------------------------
  INCOME:

     Lease income                                    $1,419,101     $1,699,521
     Gain on lease terminations                          37,070        230,749
     Other                                                9,437         33,594
                                                     ----------     ----------

  Total income                                        1,465,608      1,963,864


  EXPENSES:

     Management fees                                    168,331        177,642
     Administrative services                             45,822         36,931
     Interest                                           148,867        341,148
     Professional fees                                   65,522         94,676
     Provision for possible losses (Note B)              49,980        673,750
     Depreciation                                       145,980        182,081
     Other                                               47,466         53,634
                                                     ----------     ----------

  Total expenses                                        671,968      1,559,862


  Net income                                         $  793,640     $  404,002
                                                     ==========     ==========



  Net income per partnership unit                    $     8.80     $     4.47
                                                     ==========     ==========

  Weighted average partnership units outstanding         90,164         90,470


  See accompanying notes.

                    TELECOMMUNICATIONS INCOME FUND X, L.P.
                   STATEMENT OF CHANGES IN PARTNERS' EQUITY
                        SIX MONTHS ENDED JUNE 30, 1997
                                 (UNAUDITED)



                                                                               Unrealized
                                                                              (Gain) Loss
                                  General                            Gain on  on Available
                                  Partner     Limited Partners      Redeemed    for-Sale     Partners'
                                 (40 Units)  Units     Amount        Units      Security      Equity
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1996       $10,194    90,370  $16,366,470   $   ---     $(43,316)  $ 16,333,348

Withdrawal of limited partners         ---      (215)     (53,750)      ---          ---        (53,750)

Change in unrealized loss on
    available-for-sale security        ---       ---          ---       ---        5,098          5,098

Distributions                         (270)      ---     (609,469)      ---          ---       (609,739)

Net income                             246       ---      554,391       ---          ---        554,637
                                -----------------------------------------------------------------------

Balance at March 31, 1997           10,170    90,155   16,257,642       ---      (38,218)    16,229,594
                                -----------------------------------------------------------------------


Withdrawal of limited partners         ---      (250)     (62,500)      ---          ---        (62,500)

Distributions                         (270)      ---     (607,253)      ---          ---       (607,523)

Net Income                             106       ---      238,897       ---          ---        239,003

Change in unrealized loss on
 available-for-sale security           ---       ---          ---       ---        8,843          8,843

Gain on redeemed units                 ---       ---          ---    11,737          ---         11,737
                                -----------------------------------------------------------------------


Balance at June 30, 1997           $10,006    89,905  $15,826,786   $11,737     $(29,375)  $ 15,819,154
                                =======================================================================


See accompanying notes.

                    TELECOMMUNICATIONS INCOME FUND X, L.P.
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                      SIX MONTHS ENDED
                                                                JUNE 30, 1997  JUNE 30, 1996
                                                                -------------  -------------
OPERATING ACTIVITIES
Net Income                                                      $     793,640  $     404,002
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Amortization                                                        4,431         13,134
    Provision for possible losses                                      49,980        673,750
    Gain on lease terminations                                        (37,070)      (230,749)
    Depreciation                                                      145,980        182,081
    Changes in operating assets and liabilities:
    Other assets                                                       27,054         53,463
    Due to affiliates                                                 (60,484)      (239,841)
    Accrued expenses and other liabilities                             82,795         20,152
                                                                -------------  -------------
Net cash provided by operating activities                           1,006,326        835,688

INVESTING ACTIVITIES
    Acquisitions of, and purchases of equipment for,
     direct financing leases                                         (532,000)    (3,860,147)
    Repayments of direct financing leases                           1,809,313      1,780,947
    Purchase of equipment for an operating lease                   (2,800,000)       (44,076)
    Proceeds from early termination of direct financing leases        623,672      2,545,214
    Net lease security deposits repaid                                (34,313)       (35,655)
                                                                -------------  -------------
    Net cash provided by (used in) investing activities              (933,328)       386,283

FINANCING ACTIVITIES
    Net proceeds from line-of-credit                                1,148,870         94,899
    Repayments of long term debt                                     (392,680)      (358,487)
    Distributions paid to partners                                 (1,217,702)    (1,221,346)
    Redemption of partnership units                                  (102,740)           -0-
                                                                -------------  -------------
    Net cash used in  financing activities                           (564,252)    (1,484,934)

Net decrease in cash and cash equivalents                            (491,254)      (262,963)
Cash and cash equivalents at beginning of period                      516,612        262,963
                                                                -------------  -------------
Cash and cash equivalents at end of period                      $      25,358  $         -0-
                                                                =============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Interest paid                                               $    149,775   $     344,536
    Reclassification of direct financing lease
     to other receivable                                                  -0-        400,000
    Forfeiture of security deposit upon lease write-off                   -0-        101,287
    Reclassification of direct financing lease to equipment               -0-        686,037



See accompanying notes

TELECOMMUNICATIONS INCOME FUND X, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.



NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES

Components of the net investment in direct financing leases are as follows:



                                               June 30, 1997  December 31, 1996
                                               --------------------------------
Lease payments receivable                        $20,619,111        $23,482,180
Unamortized initial direct costs                     134,946            194,303
Estimated residual values of leased equipment      2,293,711          2,459,691
Unearned lease income                             (4,467,911)        (5,813,036)
Allowance for possible losses                       (423,574)          (323,398)
                                                 -----------        -----------
Net investment in direct financing leases        $18,156,283        $19,999,740
                                                 ===========        ===========


NOTE C --  EQUIPMENT

During the second quarter of 1997, the Partnership entered into an agreement to finance $2,800,000 of equipment. Since the terms of the agreement allowed the customer to cancel, the transaction was classified as an operating lease. The equipment is being depreciated over its estimated useful life of 60 months.

Note D  -- CREDIT ARRANGEMENTS

The Partnership has a line-of-credit agreement with a bank that carries interest (9.5% at June 30, 1997) at 1% over prime, with a minimum interest charge of $7,500 per month. The line-of-credit agreement allows the Partnership to borrow to the lesser of $7.25 million, or 40% of the Partnership's Qualified Accounts, as defined in the agreement. The agreement, which expires November 30, 1997, is cancelable by the lender after giving a 90-day notice and is secured by substantially all assets of the Partnership. This line-of-credit is guaranteed by the General Partner and certain affiliates of the General Partner.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                  Three Months Ended                        Six Months Ended
                                              1997                 1996                 1997                 1996
                                              ----                 ----                 ----                 ----
Results of Operations:
Description
-----------
   Lease income                              $684,184             $797,403           $1,419,101           $1,699,521
   Gain on lease terminations                     133               33,359               37,070              230,749
   Management fee expense                      78,002               84,297              168,331              177,642
   Interest expense                            80,386              155,519              148,867              341,148
   Professional fees                           58,956               56,851               65,522               94,676
   Depreciation                               131,234               96,757              145,980              182,081
   Provision for possible losses               45,480              739,228               49,980              673,750



Lease income declined during the six month and three month periods ended June 30, 1997 as compared to the same periods in 1996 due to the decrease in net investment in direct financing leases. The decrease in net investment in direct financing leases is attributable to the early termination of certain leases in 1996 at the request of the lessee which enabled the Partnership to recognize total gains on those terminations of $230,749.

Management fees are paid to the General Partner and represent 5% of the gross rental payments received. Rental payments decreased from $3,552,840 in the six months ended June 30, 1996 to $3,366,620 for the six months ended June 30, 1997. These decreases are primarily attributable to the early termination of certain leases as described above.

The decrease in interest expense is a result of the Partnership using the proceeds of various lease terminations to reduce the balance of its line of credit.

The Partnership had $3,152,955 of equipment being depreciated at June 30, 1996. The depreciation expense associated with this equipment amounted to $182,081 for the six months ended June 30, 1996. Since June of 1996, most of this equipment has been sold or re-leased. In addition, the Partnership reduced the carrying value of this equipment to fair market value. As such, at June 30, 1997, $605,583 of this equipment remains on the Partnerships books generating depreciation expense of $52,646 for the six months ended June 30, 1997 and has been classified as equipment held for sale. The remaining equipment cost relates to hotel satellite television equipment and is expected by Management to be recovered under a direct financing lease or sold. The possibility remains that these transactions will not materialize, however, Management's best current information indicates that these

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

transactions will be completed. The Partnership also entered into an operating lease in the second quarter of 1997. The equipment cost of $2,800,000 has generated $93,334 depreciation expense in 1997.

Currently the Partnership provides for possible lease losses at a rate of 1.5% of the equipment purchased. This amounts to $49,980 for the six months ended June 30, 1997. As discussed in previous 10-Q Reports, the Partnership realized losses of $646,307 on leases associated with Value Added Communications as of June 30, 1996. This specific loss plus the accrual for other possible losses amounted to $673,750 through June 30, 1996.



LIQUIDITY AND CAPITAL RESOURCES

                                                       Six Months Ended
                                                 June 30, 1997  June 30, 1996
  ---------------------------------------------------------------------------
  Major Cash Sources:
  -------------------
  Principal portion of lease payments received      $1,809,313     $1,780,947
  Proceeds received on sale of leases                  623,672      2,545,214
  Net proceeds from debt                             1,148,870         94,899

  Major Cash Uses:
  ---------------
  Purchase of equipment and leases                   3,332,000      3,904,223
  Net Payments on debt                                 392,680        358,487
  Distributions to partners                          1,217,702      1,221,346
  ---------------------------------------------------------------------------

The Partnership's line of credit agreement is cancelable by the lender after giving a 90 day notice. The agreement matures in November 1997. The Partnership has entered into preliminary discussions with the lender and anticipates renewing the agreement for a yet to be determined term.

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

At June 30, 1997, adequate cash is being generated to make projected distributions and allow for reinvestment of a portion of the cash to fund additional leases.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    TELECOMMUNICATIONS INCOME FUND X, L.P.
                    --------------------------------------
                                (Registrant)




Date  August 13, 1997              Ronald O. Brendengen/s/
      ---------------              ---------------------------------------
                                   Ronald O. Brendengen, Chief Financial
                                   Officer, Treasurer




Date  August 13, 1997              Daniel P. Wegmann/s/
      ---------------              ---------------------------------------
                                   Daniel P. Wegmann, Controller