Form 10-Q
period 1997-09-30
TELECOMMUNICATIONS INCOME FUND X LP
filed 1997-11-14
CIK 904005

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1997        Commission File Number  0-25574
                                                                        -------
                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------

             (Exact name of Registrant as specified in its charter)


             Iowa                                  42-1401715
             ----                                  ----------
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                Identification No.)


      100 Second Street S.E., Cedar Rapids, Iowa            52401
      -----------------------------------------------------------
       (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code: (319) 365-2506
                                                           --------------

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

As of October 31, 1997, 89,889 Units were issued and outstanding. Based on the original sales price of $250 per Unit, the aggregate market value at October 31, 1997 was $22,472,250.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.

                                     INDEX




PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited).

          Balance sheets - September 30, 1997 and December 31, 1996.

          Statements of income - three months ended September 30, 1997 and three months ended September 30, 1996.  Nine months ended September 30, 1997 and nine months ended September 30, 1996.

          Statement of changes in partners' equity - nine months ended September 30, 1997.

          Statements of cash flows - nine months ended September 30, 1997 and nine months ended September 30, 1996.

Item 2. Management's discussion and analysis of financial condition and results of operations.


Signatures

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                          BALANCE SHEETS  (UNAUDITED)


                                                                SEPTEMBER 30, 1997     DECEMBER 31, 1996
                                                               --------------------   --------------------
ASSETS
 Cash and cash equivalents                                           $     29,112       $    516,612
 Available-for-sale security                                              113,910            129,945
 Notes receivable                                                         529,934                -0-
 Net investment in direct financing leases (Note B)                    17,714,508         20,323,138
 Allowance for possible losses                                           (427,599)          (323,398)
                                                                     ------------       ------------
 Notes receivable and direct financing leases, net                     17,816,843         19,999,740
 Equipment leased under operating leases, less
    accumulated depreciation of $233,335 and
    $79,305 in 1997 and 1996, respectively (Note C)                     2,566,665            103,722
 Equipment held for sale                                                  291,711            317,693
 Intangibles                                                                9,225             15,872
 Other assets                                                             517,802            177,512
                                                                     ------------       ------------

TOTAL ASSETS                                                         $ 21,345,268       $ 21,261,096
                                                                     ============       ============

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

 Line of credit agreement (Note D)                                   $  4,022,792       $  2,607,911
 Payable to affiliates                                                     44,340             89,870
 Distributions payable to partners                                        202,250            204,800
 Accrued expenses and other liabilities                                   178,519             87,430
 Lease security deposits                                                  499,990            551,376
 Note payable (Note D)                                                    790,865          1,386,361
                                                                     ------------       ------------
TOTAL LIABILITIES                                                       5,738,756          4,927,748
                                                                     ------------       ------------

PARTNERS' EQUITY, 100,000 units authorized:
 General partner, 40 units issued and outstanding                           9,928             10,194
 Limited partners, 89,849 units in 1997 and 90,370
   units in 1996 issued and outstanding                                15,638,215         16,366,470
 Gain on redemption of units                                               17,720                -0-
 Unrealized loss on available-for-sale security                           (59,351)           (43,316)
                                                                     ------------       ------------
TOTAL PARTNERS' EQUITY                                                 15,606,512         16,333,348
                                                                     ------------       ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                               $ 21,345,268       $ 21,261,096
                                                                     ============       ============

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                 SEPTEMBER 30, 1997      SEPTEMBER 30, 1996
                                                 ------------------------------------------
INCOME:

   Lease income                                          $ 826,356           $ 840,862
   Interest income                                          14,590                  -0-
   Gain (loss) on lease terminations                        24,003             (32,312)
   Other                                                    49,792              10,830
                                                         ---------           ---------

Total income                                               914,741             819,380


EXPENSES:

   Management fees                                          99,028              95,469
   Administrative services                                  21,000              21,466
   Interest                                                118,779             174,732
   Professional fees                                         1,292              36,616
   Provision for possible losses (Note B)                   17,025             154,432
   Depreciation                                            164,368             119,625
   Other                                                    61,021              16,558
                                                         ---------           ---------
Total expenses                                             482,513             618,898
                                                         ---------           ---------


Net income                                               $ 432,228           $ 200,482
                                                         =========           =========


Net income per partnership unit                          $    4.81           $    2.22
                                                         =========           =========

Weighted average partnership units outstanding              89,892              90,307


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30, 1997      SEPTEMBER 30, 1996
                                                   ------------------------------------------
INCOME:

   Lease income                                          $2,245,457          $2,540,383
   Interest Income                                           14,590                 -0-
   Gain on lease terminations                                61,073             198,437
   Other                                                     59,229              44,424
                                                         ----------          ----------

Total income                                              2,380,349           2,783,244


EXPENSES:

   Management fees                                          267,359             273,111
   Administrative services                                   66,822              58,397
   Interest                                                 267,646             515,880
   Professional fees                                         66,814             131,292
   Provision for possible losses (Note B)                    67,005             828,182
   Depreciation                                             310,348             301,706
   Other                                                    108,487              70,192
                                                         ----------          ----------

Total expenses                                            1,154,481           2,178,760
                                                         ----------          ----------


Net income                                               $1,225,868         $   604,484
                                                         ==========         ===========



Net income per partnership unit                          $    13.61         $      6.68
                                                         ==========         ===========

Weighted average partnership units outstanding               90,084              90,492

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)

                                                                                UNREALIZED
                                                                                GAIN (LOSS)
                                  GENERAL                            GAIN ON   ON AVAILABLE
                                  PARTNER      LIMITED PARTNERS     REDEEMED    FOR-SALE     PARTNERS'
                                 (40 UNITS)   UNITS       AMOUNT      UNITS     SECURITY      EQUITY
------------------------------------------------------------------------------------------------------
Balance at December 31, 1996        $10,194    90,370  $16,366,470   $   ---    $ (43,316) $16,333,348

Withdrawal of limited partners          ---      (215)     (53,750)      ---          ---      (53,750)

Change in unrealized loss on
    available-for-sale security         ---       ---          ---       ---        5,098        5,098

Distributions                          (270)      ---     (609,469)      ---          ---     (609,739)

Net income                              246       ---      554,391       ---          ---      554,637
                                 ---------------------------------------------------------------------

Balance at March 31, 1997            10,170    90,155   16,257,642       ---      (38,218)  16,229,594
                                 ---------------------------------------------------------------------


Withdrawal of limited partners          ---      (250)     (62,500)      ---          ---      (62,500)

Distributions                          (270)      ---     (607,253)      ---          ---     (607,523)

Net Income                              106       ---      238,897       ---          ---      239,003

Change in unrealized loss on
 available-for-sale security            ---       ---          ---       ---        8,843        8,843

Gain on redeemed units                  ---       ---          ---    11,737          ---       11,737
                                 ---------------------------------------------------------------------

Balance at June 30, 1997             10,006    89,905   15,826,786    11,737      (29,375)  15,819,154
                                 ---------------------------------------------------------------------


Withdrawal of limited partners          ---       (56)     (14,000)      ---          ---      (14,000)

Distributions                          (270)      ---     (606,607)      ---          ---     (606,877)

Net Income                              192       ---      432,036       ---          ---      432,228
Change in unrealized loss on
 available-for-sale security            ---       ---          ---       ---      (29,976)     (29,976)

Gain on redeemed units                  ---       ---          ---     5,983          ---        5,983
                                 ---------------------------------------------------------------------

Balance at September 30, 1997       $ 9,928    89,849  $15,638,215   $17,720    $ (59,351) $15,606,512
                                 =====================================================================


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                     SEPTEMBER 30, 1997     SEPTEMBER 30, 1996
                                                                     ------------------     ------------------
OPERATING ACTIVITIES
Net Income                                                               $  1,225,868        $    604,484
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Amortization                                                                6,647              17,696
    Provision for possible losses                                              67,005             828,182
    Gain on lease terminations                                                (61,073)           (231,084)
    Depreciation                                                              310,348             301,706
    Changes in operating assets and liabilities:
    Other assets                                                             (340,290)           (254,339)
    Outstanding checks in excess of cash balances                                 -0-               6,400
    Trade accounts payable, excluding equipment
      purchase costs accrued                                                      -0-             (12,213)
    Due to affiliates                                                         (45,530)           (216,782)
    Accrued expenses and other liabilities                                     91,089              (1,678)
                                                                         ------------        ------------
Net cash provided by operating activities                                   1,254,064           1,042,372

INVESTING ACTIVITIES
    Acquisitions of, and purchases of equipment for,
     direct financing leases                                               (1,160,272)         (4,365,674)
    Issuance of notes receivable                                             (535,000)                -0-
    Repayments of direct financing leases                                   2,933,812           2,902,398
    Repayments of notes receivable                                              5,066                 -0-
    Purchase of equipment for an operating lease                           (2,800,000)            (44,076)
    Proceeds from sale or termination of direct financing leases              880,728           2,553,602
    Net lease security deposits repaid                                        (51,386)            (21,439)
                                                                         ------------        ------------
    Net cash provided by (used in) investing activities                      (624,280)          1,024,811

FINANCING ACTIVITIES
    Net proceeds from line-of-credit                                        1,414,881              44,754
    Repayments of long term debt                                             (595,496)           (543,691)
    Distributions paid to partners                                         (1,824,139)         (1,831,209)
    Redemption of partnership units                                          (112,530)                -0-
                                                                         ------------        ------------
    Net cash used in financing activities                                  (1,117,284)         (2,330,146)

Net decrease in cash and cash equivalents                                    (487,500)           (262,963)
Cash and cash equivalents at beginning of period                              516,612             262,963
                                                                         ------------        ------------
Cash and cash equivalents at end of period                               $     29,112        $        -0-
                                                                         ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Interest paid                                                        $    266,831        $    517,558
    Reclassification of operating lease to direct financing lease                 -0-           1,210,110
    Forfeiture of security deposit upon lease write-off                           -0-             101,287
    Reclassification of direct financing lease to equipment                       -0-             686,037
    Publicly traded common stock received in lease restructuring                  -0-             203,837
    Deferred gain recorded on lease restructuring                                 -0-                 770

See accompanying notes

TELECOMMUNICATIONS INCOME FUND X, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES

Components of the net investment in direct financing leases are as follows:


                                               September 30, 1997  December 31, 1996
                                               ------------------  -----------------
Lease payments receivable                             $19,280,410        $23,482,180
Unamortized initial direct costs                          108,871            194,303
Estimated residual values of leased equipment           2,209,163          2,459,691
Unearned lease income                                  (3,883,936)        (5,813,036)
Allowance for possible losses                            (427,599)          (323,398)
                                                   --------------     --------------
Net investment in direct financing leases             $17,286,909        $19,999,740
                                                   ==============     ==============


At December 31, 1996, the Partnership had established a loss reserve of $464,000 for the expected loss on assets leased to United Tele-Systems of Virginia. The assets were subsequently sold to another customer and a related lawsuit was dismissed with no additional loss to the Partnership.

NOTE C --  EQUIPMENT

At December 31, 1996, the Partnership had recorded a $621,000 charge to reduce the carrying value of equipment previously leased to a customer to its estimated fair market value of approximately $318,000. As of September 30, 1997, the Partnership has depreciated this equipment down to a value of $291,711. This remaining amount is expected to be recovered by the Partnership through the sale of the equipment. Management's best current estimate of the fair market value of this equipment is its carrying value at September 30, 1997.

At December 31, 1996, the Partnership had $103,722 of equipment (net of depreciation) classified equipment leased under operating leases. This equipment was subsequently sold for a gain of $28,006.

During the second quarter of 1997, the Partnership entered into an agreement to finance $2,800,000 of equipment. Since the terms of the agreement allowed the customer to cancel, the transaction was classified as an operating lease. The equipment is being depreciated over its estimated useful life of 60 months.

Note D  -- CREDIT ARRANGEMENTS

The Partnership has a line-of-credit agreement with a bank that carries interest (9.5% at September 30, 1997) at 1% over prime, with a minimum interest charge of $7,500 per month. The line-of-credit agreement allows the Partnership to borrow to the lesser of $7.25 million, or 40% of the Partnership's Qualified Accounts, as defined in the agreement. The agreement originally expired November 30, 1997 and is secured by substantially all assets of the Partnership. An agreement has been reached extending the agreement through April 30, 1998. The only modification was to reduce the borrowing amount to the lessor of $6 million, or 40% of the Partnership's Qualified Accounts, as defined in the agreement. This line-of-credit is guaranteed by the General Partner and certain affiliates of the General Partner.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                          SEPTEMBER 30           SEPTEMBER 30
RESULTS OF OPERATIONS:                 1997       1996         1997        1996
----------------------------------------------------------------------------------

Description
-----------
   Lease income                        $826,356   $840,862  $2,245,457  $2,540,383
   Gain (loss) on lease terminations     24,003    (32,312)     61,073     198,437
   Management fee expense                99,028     95,469     267,359     273,111
   Interest expense                     118,779    174,732     267,646     515,880
   Professional fees                      1,292     36,616      66,814     131,292
   Depreciation                         164,368    119,625     310,348     301,706
   Provision for possible losses         17,025    154,432      67,005     828,182
   Other expense                         61,021     16,558     108,487      70,192



Lease income declined during the nine month and three month periods ended September 30, 1997 as compared to the same periods in 1996 due to the decrease in net investment in direct financing leases. The decrease in net investment in direct financing leases is attributable to the early termination of certain leases in 1996 at the request of the lessee which enabled the Partnership to recognize total gains on those terminations of $198,437.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Management fees are paid to the General Partner and represent 5% of the gross rental payments received. Rental payments decreased from $5,462,220 in the nine months ended September 30, 1996 to $5,347,180 for the nine months ended September 30, 1997. These decreases are primarily attributable to the early termination of certain leases as described above.

The decrease in interest expense is a result of the Partnership using the proceeds of various lease terminations to reduce the balance of its line of credit.

The decrease in professional fees is a result of legal fees incurred in 1996 with respect to VAC and United Tele-Systems of Virginia, Inc.

The Partnership had $1,721,005 of equipment being depreciated at September 30, 1996. The depreciation expense associated with this equipment amounted to $301,706 for the nine months ended September 30, 1996. As of September 1997, most of this equipment has been sold or re-leased. During the first nine months of 1997, $627,087 of this equipment remained on the Partnerships books generating depreciation expense of $73,102 for the nine months ended September 30, 1997. The Partnership also entered into an operating lease in the second quarter of 1997. The equipment cost of $2,800,000 has generated $233,335 depreciation expense as of September 30, 1997.

Currently the Partnership provides for possible lease losses at a rate of 1.5% of the equipment purchased. This amounts to $67,005 for the nine months ended September 30, 1997. As discussed in previous 10-Q Reports, the Partnership realized losses of $646,307 on leases associated with Value Added Communications as of September 30, 1996. This specific loss plus the accrual for other possible losses amounted to $828,128 through September 30, 1996.

The allowance for possible lease losses is based upon a continuing review of past lease loss experience, current economic conditions and the underlying lease asset value of the portfolio. At the end of each quarter a review of the allowance account is conducted. At a minimum, it is the Partnership's desire to maintain a loss reserve equal to 1.5 percent of the Partnership's investment in leases and notes, exclusive of any specific reserves. The Partnership currently has a loss reserve (exclusive of specific reserves) of $369,403. Based on 1.5 percent of the lease and note portfolio, the Partnership should have a minimum of $316,542 in the loss reserve. Management has determined the loss reserve account is adequate at September 30, 1997.

The Partnership has been unable to collect all of the property taxes it has paid on behalf of customers leasing equipment from the Partnership. As a result, a charge of $46,000 has been made to reflect what management believes to be uncollectible. There remains approximately $89,258 of property tax receivable on the Partnership's books as of September 30, 1997. The Partnership continues to pursue the collection of these tax receivables. Any amounts collected will serve as a recovery against amounts previoiusly written off.

Administrative fees of $66,000 were paid to the General Partner for the nine months ending September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES                    NINE MONTHS ENDED
                                       SEPTEMBER 30, 1997    SEPTEMBER 30, 1996
===============================================================================
MAJOR CASH SOURCES:
-------------------
Principal portion of lease payments
 received                                  $2,933,812            $2,902,398
Proceeds received on sale of leases           880,728             2,553,602
Net proceeds from debt                      1,414,881                44,754

MAJOR CASH USES:
----------------
Purchase of equipment and leases            1,160,272             4,365,674
Net Payments on debt                          595,496               543,691
Distributions to partners                   1,824,139             1,831,209

-------------------------------------------------------------------------------

The Partnership's line of credit agreement is cancelable by the lender after giving a 90 day notice. The agreement originally matured in November 1997.
The Partnership has extended the agreement through April 30, 1998. The only modification was to reduce the borrowing amount to the lessor of $6 million, or 40% of the Partnership's Qualified Accounts, as defined by the agreement. Management believes amounts available under the line of credit are adequate for the forseeable future.

The Partnership is required to establish working capital reserves of no less than 1% of the proceeds to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. These funds are available under the Partnership's line-of-credit.

At September 30, 1997, adequate cash is being generated to make projected distributions.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                  (Registrant)




Date  November 11, 1997              /s/ Ronald O. Brendengen
    -------------------              ---------------------------------------
                                     Ronald O. Brendengen, Chief Financial
                                            Officer, Treasurer




Date  November 11, 1997              /s/ Daniel P. Wegmann
    -------------------              ---------------------------------------
                                     Daniel P. Wegmann, Controller