Form 10-K405
period 1997-12-31
TELECOMMUNICATIONS INCOME FUND X LP
filed 1998-03-19
CIK 904005

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997
          ( )Transition Report Pursuant to Section 13 or 15(d) of the

                         Securities Exchange Act of 1934

                  For the transition period from       to
                                                 -----    -----
                        Commission file number - 0-25574

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
             ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Iowa                               42-1401715
                     ----                               ----------
         (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)               Identification No.)

               100 Second Street S.E., Cedar Rapids, Iowa 52401
             ---------------------------------------------------
             (Address of principal executive offices) (Zip Code)

         Registrant's telephone number, including area code 319-365-2506
                                                            ------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

                Securities pursuant to section 12 (g) of the Act:

                 Limited Partnership Interests (the "Units")
             ---------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

As of March 12, 1998, 89,889 Units were issued and outstanding. Based on the original issue price of $250 per Unit, the aggregate market value at March 12, 1998 was $22,472,250.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of the Registration Statement on Form S-1, dated August 27, 1993 are incorporated by reference into Part IV.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.

                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page
                                    PART I

Item 1.  Business------------------------------------------------------------- 3

Item 2.  Properties----------------------------------------------------------- 5
Item 3.  Legal Proceedings---------------------------------------------------- 5
Item 4.  Submission of Matters to a Vote of
         Unit Holders--------------------------------------------------------- 5

                                    PART II

Item 5.  Market for the Registrant's Common Equity
         and Related Stockholders Matters------------------------------------  6
Item 6.  Selected Financial Data---------------------------------------------  6
Item 7.  Management's Discussion and Analysis
         of Financial Condition and
         Results of Operations-----------------------------------------------  7
Item 8.  Financial Statements and
         Supplementary Data-------------------------------------------------- 12
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure------------------------------ 28

                                   PART III

Item 10. Directors and Executive
         Officers of the Registrant------------------------------------------ 28
Item 11. Executive Compensation---------------------------------------------- 30
Item 12. Security Ownership of Certain
         Beneficial Owners and Management------------------------------------ 31
Item 13. Certain Relationships and
         Related Transactions------------------------------------------------ 31

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K.----------------------------------------------------------- 32

SIGNATURES------------------------------------------------------------------- 33
EXHIBIT INDEX---------------------------------------------------------------- 34

                                     PART I

ITEM 1.   BUSINESS

Telecommunications Income Fund X, L.P., an Iowa limited partnership (the "Partnership"), was organized on April 20, 1993. The general partner is Berthel Fisher & Company Leasing, Inc. (the "General Partner"), an Iowa corporation that has been in operation since 1988. The Partnership's business and the executive offices of the General Partner are located at 100 Second Street S.E., Cedar Rapids, Iowa 52401. Substantially all of the voting stock of the General Partner is owned by Berthel Fisher & Company ("Berthel Fisher").

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

The Partnership acquires primarily telecommunications equipment (specifically pay telephones and call processing equipment), that is leased to third parties generally under full payout leases. The Partnership has also acquired other types of equipment that is subject to full payout leases. Full payout leases are leases that are expected to generate gross rental payments sufficient to recover the purchase price of the subject equipment and any overhead and acquisition costs. During 1997 the Partnership acquired equipment with a cost of $5,233,450. All of this equipment has been leased.

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

The Partnership's telecommunication equipment leases are concentrated in the pay telephone and hotel industries representing approximately 69% and 17% of the Partnership's direct finance lease portfolio at December 31, 1997, respectively. Two customers each accounted for 15% of income from direct financing leases during the year ended December 31, 1997. These customers are North American Communications Group, Inc. and Hanson Lind Meyer. See Item 7 with respect to the status of the North American Communications Group, Inc. leases.

The leasing industry is very competitive and the Partnership has fewer assets than some of its major competitors.

ITEM 2.   PROPERTIES

The Partnership does not own or lease any real estate. The Partnership's materially important properties consist entirely of equipment under lease. The carrying value of such equipment is represented by the Partnership's investment in direct financing leases, net of an allowance for possible losses, and operating leases which was $16,467,445 at December 31, 1997. This was comprised primarily of telecommunications equipment, as described in Item 1.

ITEM 3.   LEGAL PROCEEDINGS

A foreclosure proceeding was filed on February 20, 1998 in the Iowa District Court for Linn County located in Cedar Rapids, Iowa against North American Communications Group, Inc. CWC Communications, Inc., North American Communications Corporation (Missouri) d/b/a North American Communications of Georgia, Inc., North American Communications of Mississippi, North American Communications Group, Inc., d/b/a North American Communications of Louisiana, Inc., Troy P. Campbell, Sr. And Archie W. Welch, Jr. for foreclosure of the leased assets. The Partnership included in the foreclosure suit a claim for damanges against the guarantors of the leases North American Communications Group, Inc., Troy P. Campbell, Sr. and Archie W. Welch, Jr. in the amount of $4,485,781. See Item 7 for additional information regarding the status of the North American Communications Group, Inc.

leases.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

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


                                                              Number of Partners

                                                                      at

 Title of Class                                                   March 11, 1998
 -------------------------------------------------------------------------------
Limited Partner                                                       1,602
General Partner                                                          1

Through December 31, 1997 there has been $8,774,623 of distributions paid to Partners during the life of the Partnership. The Partnership has made distributions during the prior three years to Partners of $27.00 per unit totalling $2,430,890, $2,442,420 and $2,442,692 for 1997, 1996 and 1995,
respectively. As of December 31, 1997 the Partnership had accrued distributions to Partners of $202,250.

ITEM 6.   SELECTED FINANCIAL DATA


                                                  Year Ended December 31
                             ----------------------------------------------------------   Period Ended
                                 1997            1996           1995           1994       Dec. 31, 1993
                                                                                            (3 Months)
---------------------------------------------------------------------------------------------------------------------
Total Revenue               $  3,045,703    $  3,704,977   $  3,828,433   $  2,261,020   $    136,896
Net Income (Loss)             (1,897,893)        196,197      1,551,153      1,295,435         85,518
Total Assets                  18,799,155      21,261,096     27,664,248     25,084,132      6,239,599
Line of Credit                 5,354,801       2,607,911      5,685,953      4,109,398            -0-
Bank term loan                   583,233       1,386,361      2,119,863            -0-            -0-
Provision for
    Possible Losses            3,628,090       1,092,551        828,911        360,000            -0-
Distributions to Partners      2,430,890       2,442,420      2,442,692      1,555,991        104,880
Earnings (Loss) per Unit          (21.11)           2.17          17.15          21.22           4.57
Distributions per Unit             27.00           27.00          27.00          27.00           7.41

The above selected financial data should be read in connection with the financial statements and related notes appearing elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations                          Year Ended           Year Ended              Year Ended
                                                   Dec. 31, 1997        Dec. 31, 1996           Dec. 31, 1995
                                                   -------------        -------------           -------------
     Description:

             Lease Income                            $ 2,843,989          $ 3,383,689          $  3,711,484
             Gain on Lease Termination                    85,520              260,706                77,143
             Management Fees                             353,109              379,655               422,866
             Administrative Services                      84,000               73,500                85,800
             Interest Expense                            407,538              692,863               672,512
             Professional Fees                           131,819              153,717                43,914
             Provision for
               Possible Losses                         3,628,090            1,092,551               828,911
             Depreciation                                 51,031              392,774               170,646
             Impairment Loss                             205,693              621,000                   -0-

The decline in lease income in 1997 and 1996 compared to 1995 is due to the Partnership's investment in direct financing leases declining from $25,861,350 at December 31, 1995 to $20,323,063 at December 31, 1997. This decline in lease financing levels is a result of the Partnership's charge-off of a number of leases within its portfolio due to non-payment of lease receivables. This reduction has resulted in lower lease income recorded in 1997 and 1996.

At the end of a lease term, the Partnership will attempt to sell the equipment under lease to the lessee for an amount equal to or exceeding the residual value booked. Additionally, from time to time, the Partnership will receive a request from a lessee for an early pay-off and the amount quoted by the General Partner will always be at least equal to the Partnership's net investment and typically will exceed the net investment as evidenced by the net gains recognized by the Partnership on lease terminations.

Certain lessees have requested early termination of their lease contracts with the Partnership. As the payphone industry matures, the capital structure of these lessees has reached a level whereby they are able to secure financing from other sources. When this occurs, the Partnership will normally quote a buyout to the lessee which will consist of the entire contract balance remaining plus the residual value of the assets. If this is not acceptable to the lessee, the Partnership will discount the remaining contract payments at a rate of two percent above prime plus the residual value of the assets. Under either alternative, the Partnership will recognize a gain on the early termination. In addition to some lessees improving capital structure, some lessees have been acquired by other entities whose capital structure is such that they also desire to refinance the equipment which was under lease to the Partnership. As such, the Partnership's gain on lease terminations can and will vary from year to year based on the number of requests received to terminate leases as well as the size of the contract being terminated. The Partnership uses the cash generated from these early terminations to purchase equipment for investments in direct financing leases with other lessees.

Management fees are paid to the General Partner and represent 5% of the rental and note payments received. Payments received in each of the three years ended December 31 are as follows:

                                               1997         1996         1995
                                               ----         ----         ----
         Rental Payments Received          $7,062,180    $7,593,100   $8,457,320

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The General Partner receives a monthly reimbursement for administrative services provided to the Partnership.

The decrease in interest expense in 1997 is a result of the Partnership borrowing less funds compared to 1996 and 1995. The Partnership has a line-of-credit agreement with a bank which allows it to borrow the lessor of $6.0 million or 40% of the Partnership's Qualified Accounts, as defined in the agreement. The line-of-credit agreement bears interest at a variable rate of 9.5%, 10.13% and 9.5% at December 31, 1997, 1996 and 1995, respectively. The balance outstanding under this line-of-credit agreement at December 31, 1997 was $5,354,801. In August, 1995, the Partnership obtained a term loan of $2,350,000 with a bank secured by certain direct financing leases of the Partnership. This term loan was obtained to capitalize on the favorable interest rate of the term loan of 8.91% and to enable the Partnership to write more lease business and enhance the Partnership's return. This term loan is due in monthly installments through November, 1998.

Professional fees include payments for independent auditing services, tax return preparation, and other accounting assistance. In addition, legal fees were incurred for various regulatory filing requirements of the Partnership during 1995 and 1996.

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

On October 10, 1995, a lessee of the Partnership, Value-Added Communication, Inc. ("VAC"), filed a petition seeking protection under Chapter 11 of the Bankruptcy Act. The Partnership's net investment in its leases with this customer was $1,947,904 at December 31, 1995 representing approximately 8% of the Partnership's net investment in direct financing leases. The bankruptcy court's Order "Approving Emergency Sale" indicated that of the Partnership's total net investment in direct financing leases with VAC, approximately $226,000 of leases would be purchased from the Partnership by an unrelated third party for approximately $121,000 resulting in a loss to the Partnership of $105,000. The remaining net investment balance of approximately $1.7 million was comprised of several leases of equipment in the hospitality telephone industry. This equipment, however, was not in service. Based upon the best information available to management, it appeared the Partnership would incur a loss of approximately $616,000 on these remaining leases. This amount, therefore, together with the loss of $105,000 expected to be realized on the sale of the assets under the other lease, was recorded as a provision for possible losses specifically related to VAC at December 31, 1995. During 1996, as final settlement on the Partnership's claim to the assets under lease, $580,597 was received from parties to the bankruptcy. An additional loss of $646,307 was recognized in the second quarter of 1996.

On May 6, 1996, a lessee of the Partnership, United Tele-systems of Virginia, Inc. ("UTS"), filed a Voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code. The bankruptcy petition was dismissed on May 22, 1996 and, in connection therewith, the Partnership exercised its right to manage the assets leased to UTS. The net investment in the leases at the time the assets were repossessed was approximately $686,000. The Partnership, the General Partner, an affiliated partnership and UTS were named in a

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


lawsuit, filed by another creditor of UTS. The creditor was claiming $360,000 in compensatory damages and $350,000 in punitive damages. Based on offers to purchase the pay telephone equipment and an expected settlement offer related to the lawsuit, the Partnership expected to incur a loss upon the sale or re-lease of this equipment. Management charged $464,000 to the provision for possible loan and lease losses for the expected loss in 1996 and reclassified its net investment in the equipment, net of the specific allowance, to equipment under operating leases pending its ultimate sale or re-lease under a direct finance lease. The lawsuit was settled pending the outcome of an audit which is in process. Management believes any loss as a result of the audit is adequately covered by the Partnership's general allowance. The Equipment was sold to another customer in 1997 with no additional loss to the Partnership.

In May 1995, the Partnership exercised its right to manage the assets leased to Telecable/Continental due to nonpayment of lease receivables. At the time the Partnership assumed management of these assets, its net investment in the leases and notes receivable approximated $2,400,000 and the Partnership subsequently purchased approximately $200,000 of additional equipment. During 1996, $1,431,000 of this net investment was leased to an unrelated third party under a direct financing lease, which was paid off in December 1996. The remaining net equipment cost, which had been depreciated to $938,693 and relates to hotel satellite television equipment, is expected by management to be recovered through the sale of the equipment. Such equipment cost has been adjusted for an impairment loss of $621,000 in 1996 and $205,693 in 1997, to reflect management's estimated fair market value of the equipment. The equipment was held for sale by the Partnership throughout 1997.

Due to cash flow problems experienced during 1997 by a lessee of the Partnership, North American Communications Group, Inc. ("NACG"), the Partnership, in an attempt to protect the assets leased to NACG, advanced funds to various entities to whom NACG owed money, subject to either the terms of the leases or to promissory notes which were executed by NACG. The Partnership assisted in arranging a management agreement between NACG and another entity to provide services to customers of NACG associated with the Partnership's leases. In spite of the funds advanced by the Partnership and the management contract, the cash flow of NACG continued to deteriorate. During the past several months, the General Partner actively solicited bids from parties to purchase the assets associated with the Partnership leases to NACG. Based on the value of similar assets and contract sites, management believed the equipment leased to NACG had substantial value. However, the offers received were not deemed adequate by the General Partner.

Following a refusal by NACG to voluntarily execute a Deed in Lieu of Foreclosure, the General Partner decided to institute a foreclose action against NACG and its affiliates. Finally, the General Partner determined it was no longer economically feasible to continue to advance funds on behalf of NACG, discontinued doing so and informed all site operators of that decision. As a result, the Partnership has decided to provide for a specific loss reserve of $3,319,159 at December 31, 1997 which is equal to the carrying value of the assets on the Partnership's books. The Partnership will continue to attempt to sell and/or re-lease these assets and any amounts received through such efforts will be credited as a recovery of previous charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The allowance for possible lease losses is based upon a continuing review of past lease loss experience, current economic conditions and the underlying lease asset value of the portfolio. At the end of each quarter a review of the allowance account is conducted. At a minimum it is the Partnership's desire to maintain a loss reserve equal to 1.5 percent of the Partnership's investment in leases and notes, exclusive of any specific reserves. The Partnership currently has a loss reserve (exclusive of specific reserves) of $536,459 or 2.5% of the lease and note portfolio. Management has determined to increase its general allowance due to the loss history of the Partnership.

The Partnership has been unable to collect all of the property taxes it has paid on behalf of customers leasing equipment from the Partnership. As a result, a charge of $114,677 has been made to reflect what management believes to be uncollectible. There remains approximately $45,699 of property tax receivable on the Partnership's books as of December 31, 1997. The Partnership continues to pursue the collection of charged-off tax receivables. Any amounts collected will serve as a recovery against amounts previously written off.

Specific losses or expected losses charged to the provision for possible lease losses are as follows:

                                          1997                  1996                1995
                                       ----------            ----------         ----------
        VAC                            $      -0-            $  646,307         $  721,000

        UTS                                   -0-               464,000                -0-

        North American                  3,319,159                   -0-                -0-

        Property Taxes                    114,677                   -0-                -0-
                                       ----------            ----------         ----------

                 TOTAL                 $3,433,836            $1,110,307         $  721,000
                                       ==========            ==========         ==========

As of December 31, 1997 there were five customers with payments owed to the Partnership which were over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those customer contracts. The contract balance remaining on these contracts was $2,606,004 at December 31, 1997. The Partnership's net investment in these contracts at December 31, 1997 was $2,503,682. Management is monitoring these contracts and at the present time has determined the Partnership's investment in these contracts is sufficiently collateralized. Management will continue to monitor these contracts and take the necessary steps to protect the Partnership's investment.

One customer has 27 contracts with amounts past due over 90 days. The contract balance remaining on these contracts was $2,379,882 at December 31, 1997. The Partnership's remaining net investment in these contracts was $2,311,690 at December 31, 1997. The value of the equipment associated with this lease exceeds the Partnership's investment in the equipment. In addition, the lessee is actively seeking a buyer for the equipment. As such, due to the value of the assets and the potential buyout of this lease, management has decided not to provide a provision for possible losses for these contracts. There are no assurances that the sale will materialize, and other events may occur that may deteriorate the current value of these assets. Management is monitoring this contract and will take whatever steps are necessary to protect the Partnership's investment in this contract.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The General Partner is engaged directly for its own account in the business of acquiring and leasing equipment. The General Partner serves as the general partner of Telecommunications Income Fund IX, L.P. ("TIF IX") and Telecommunications Income Fund XI, L.P. ("TIF XI"), publicly owned limited partnerships that are engaged in the equipment leasing business. Also, an affiliate of the General Partner is the general partner of a privately offered active limited partnership. As of December 31, 1997, the net proceeds of the private program and TIF IX have been invested in specific equipment. At December 31, 1997, investor proceeds from TIF XI were not available for investment by TIF
XI. The activities of the General Partner, in regards to its other leasing activities, has had no impact on the Partnership to date in management's opinion.

The equipment that the Partnership leases is maintained by the lessee, and the lessee is responsible for keeping the equipment upgraded with any improvements that may be developed. The Partnership generally establishes the equipment's residual value at 10% of the equipment's' original cost. This residual value is generally expected to be realized by the sale of the equipment at the expiration of the original lease term. The General Partner monitors the maintenance and upgrades to the equipment and expects the Partnership to realize residual values of at least 10%.

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

The Partnership recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000 and, like other companies, has assessed and is repairing its computer applications and business processes to provide for their continued functionality. An assessment of the readiness of external entities which it interfaces with, such as vendors, counterparties, customers, payment systems, and others, is ongoing. The Partnership does not expect the cost to address the Year 2000 will be material.

The Partnership has determined that the software it utilizes in its operations is compatible with the Year 2000. The Partnership has not yet determined whether the Year 2000 issue has been addressed by its customers. If the Partnership's customers have not addressed this issue, it could lead to non-payments of amounts owed to the Partnership. The Partnership intends to contact all of its customers regarding this issue by the middle of 1998.

LIQUIDITY AND CAPITAL RESOURCES                         Year Ended           Year Ended          Year Ended
-------------------------------                       Dec. 31, 1997        Dec. 31, 1996       Dec. 31, 1995
                                                      -------------        -------------       -------------
Major Cash Sources (Uses):

        Operations                                     $  1,595,449         $  1,938,010        $  2,566,020
        Net Proceeds (payments)from Line of Credit        2,746,890          (3,078,042)           1,576,555
        Repayments/Terminations of Leases                 5,275,866            9,006,750           5,085,144

        Purchase of Equipment and Leases                (5,233,450)          (4,323,201)        (10,204,463)
        Distributions to Partners                       (2,545,969)          (2,441,178)         (2,427,345)

The Partnership is required to establish working capital reserves of no less than 1% of the proceeds to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. At December 31, 1997, that working capital reserve, as defined, would be $226,175. Actual cash on hand at December 31, 1997 was $5,928. While this is less than the amount required, the Partnership can borrow on its line of credit to satisfy this requirement.

At December 31, 1997, the Partnership had a line of credit agreement with a bank that allows the Partnership to borrow the lesser of $6.0 million, or 40% of the Partnership's Qualified Accounts as defined in the agreement. As of December 31, 1997, the balance outstanding under this line of credit was $5,354,801. With the exception of those specific assets pledged as security under the bank term loan agreement discussed below, this borrowing is secured by all assets of the Partnership. Before any funds are borrowed, the Partnership first utilizes all available excess cash. The Partnership's line of credit is used to acquire additional leases as they become available. The line of credit matures on April 30, 1998. Management is currently working with the present lender and expects to renew the existing agreement.

In August, 1995, the Partnership obtained a term loan of $2,350,000 with a bank secured by certain direct financing leases of the Partnership. This term loan was obtained to capitalize on the favorable interest rate (8.91%) of the term loan and to enable the Partnership to write more lease business and enhance the Partnership's return. This term loan is due in monthly installments through November, 1998. The balance outstanding at December 31, 1997 under this term loan agreement was $583,233. The agreement is collateralized by certain direct financing leases and a second interest in all other Partnership assets. The agreement is also guaranteed by the General Partner. Covenants under the agreement require the Partnership, among other things, to be profitable, not exceed a 40% debt to original equity raised ratio, and not sell a material portion of its assets. Management has obtained a waiver from the lending institution.

Cash flow from operating activities has been less than the distributions to Partners for 1997 and 1996.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and related information as of and for the years ended December 31, 1997, 1996 and 1995 are included in Item 8:

     Report of Independent Auditors'
     Balance Sheets
     Statements of Operations
     Statements of Changes in Partners' Equity
     Statements of Cash Flows
     Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Partners
Telecommunications Income Fund X, L.P.

We have audited the accompanying balance sheets of Telecommunications Income Fund X, L.P. as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Telecommunications Income Fund X, L.P. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

Cedar Rapids, Iowa
March 5, 1998

TELECOMMUNICATIONS INCOME FUND X, L.P.

BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

ASSETS (Note 5)                                                                 1997             1996
Cash and cash equivalents                                                     $     5,928     $   516,612
Available-for-sale security                                                       140,888         129,945
Net investment in direct financing leases
 and notes receivable (Note 2)                                                 21,827,573      20,323,138
Allowance for possible loan and lease losses (Note 3)                          (3,855,618)       (323,398)
                                                                              -----------     -----------
Direct financing leases and notes receivable, net                              17,971,955      19,999,740
Equipment leased under operating leases, less accumulated
 depreciation of $79,305 in 1996                                                        -         103,722
Equipment held for sale (Note 4)                                                  112,000         317,693
Intangibles, less accumulated amortization of
 $30,489 in 1997 and $21,626 in 1996                                                7,009          15,872
Other assets                                                                      561,375         177,512
                                                                              -----------     -----------
TOTAL                                                                         $18,799,155     $21,261,096
                                                                              ===========     ===========
LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
 Line-of-credit agreement (Note 5)                                            $ 5,354,801     $ 2,607,911
 Due to affiliates                                                                 23,256          89,870
 Distributions payable to partners                                                202,250         204,800
 Accrued expenses and other liabilities                                           223,092          87,430
 Lease security deposits                                                          509,544         551,376
 Note payable (Note 5)                                                            583,233       1,386,361
                                                                              -----------     -----------
      Total liabilities                                                         6,896,176       4,927,748
                                                                              -----------     -----------
PARTNERS' EQUITY, 100,000 units authorized (Notes 1 and 6):
 General partner, 40 units issued and outstanding                                   8,272          10,194
 Limited partners, 89,849 units in 1997 and 90,370 units
   in 1996 issued and outstanding                                              11,927,080      16,366,470
Unrealized loss on available-for-sale security                                    (32,373)        (43,316)
                                                                              -----------     -----------
      Total partners' equity                                                   11,902,979      16,333,348
                                                                              -----------     -----------
TOTAL                                                                         $18,799,155     $21,261,096
                                                                              ===========     ===========

See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND X, L.P.


STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                  1997               1996              1995
REVENUES:
  Income from direct financing leases                       $   2,843,989      $   3,383,689       $ 3,711,484
  Gain on lease terminations                                       85,520            260,706            77,143
  Interest and other income                                       116,194             60,582            39,806
                                                            -------------      -------------       -----------
       Total revenues                                           3,045,703          3,704,977         3,828,433
                                                            -------------      -------------       -----------
EXPENSES:
  Management and administrative fees (Note 7)                     437,109            461,027           508,666
  Other general and administrative expenses                       214,135            248,565            96,545
  Interest expense                                                407,538            692,863           672,512
  Depreciation expense                                             51,031            392,774           170,646
  Provision for possible loan and lease losses (Note 3)         3,628,090          1,092,551           828,911
  Impairment loss on equipment (Note 4)                           205,693            621,000                 -
                                                            -------------      -------------       -----------
       Total expenses                                           4,943,596          3,508,780         2,277,280
                                                            -------------      -------------       -----------
NET INCOME (LOSS)                                           $  (1,897,893)     $     196,197       $ 1,551,153
                                                            =============      =============       ===========
NET INCOME (LOSS) ALLOCATED TO:
  General partner                                           $        (842)     $          87       $       686
  Limited partners                                             (1,897,051)           196,110         1,550,467
                                                            -------------      -------------       -----------
                                                            $  (1,897,893)     $     196,197       $ 1,551,153
                                                            =============      =============       ===========
NET INCOME (LOSS) PER PARTNERSHIP UNIT                      $      (21.11)     $        2.17       $     17.15
                                                            =============      =============       ===========
WEIGHTED AVERAGE PARTNERSHIP UNITS
  OUTSTANDING                                                      89,889             90,455            90,470
                                                            =============      =============       ===========

See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND X, L.P.


STATEMENTS OF CHANGES IN PARTNERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                                            UNREALIZED
                                                                                             LOSS ON
                                                GENERAL          LIMITED PARTNERS           AVAILABLE-       TOTAL
                                                PARTNER      ---------------------------     FOR-SALE      PARTNERS'
                                               (40 UNITS)       UNITS        AMOUNT          SECURITY       EQUITY
BALANCE AT DECEMBER 31, 1994                      $11,581       90,430    $19,517,845     $        -       $19,529,426

  Net income                                          686            -      1,550,467              -         1,551,153

  Distributions to partners
   ($27.00 per unit) (Note 6)                      (1,080)           -     (2,441,612)             -        (2,442,692)
                                                  -------       ------    -----------     ----------       -----------
BALANCE AT DECEMBER 31, 1995                       11,187       90,430     18,626,700              -        18,637,887

  Net income                                           87            -        196,110              -           196,197

  Distributions to partners
    ($27.00 per unit) (Note 6)                     (1,080)           -     (2,441,340)             -        (2,442,420)

  Withdrawal of limited partners                        -          (60)       (15,000)             -           (15,000)

  Change in unrealized loss on
    available-for-sale security                         -            -              -        (43,316)          (43,316)
                                                  -------       ------    -----------     ----------       -----------
BALANCE AT DECEMBER 31, 1996                       10,194       90,370     16,366,470        (43,316)       16,333,348

  Net loss                                           (842)           -     (1,897,051)             -        (1,897,893)

  Distributions to partners
   ($27.00 per unit) (Note 6)                      (1,080)           -     (2,429,810)             -        (2,430,890)

  Withdrawal of limited partners                        -         (521)      (112,529)             -          (112,529)

  Change in unrealized loss on
    available-for-sale security                         -            -              -         10,943            10,943
                                                  -------       ------    -----------     ----------       -----------
BALANCE AT DECEMBER 31, 1997                      $ 8,272       89,849    $11,927,080     $  (32,373)      $11,902,979
                                                  =======       ======    ===========     ==========       ===========

See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND X, L.P.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                  1997             1996            1995
OPERATING ACTIVITIES:
 Net income (loss)                                               $(1,897,893)   $    196,197    $  1,551,153
 Adjustments to reconcile net income (loss) to net cash
  from operating activities:
  Gain on lease terminations                                         (85,520)       (260,706)        (77,143)
  Depreciation of equipment                                           51,031         392,774         170,646
  Amortization of intangibles                                          8,863          21,626          32,865
  Provision for possible loan and lease losses                     3,628,090       1,092,551         828,911
  Impairment loss on equipment                                       205,693         621,000               -
  Changes in operating assets and liabilities:
   Other assets                                                     (383,863)         62,691        (155,342)
   Due to affiliates                                                 (66,614)       (162,322)        217,149
   Accrued expenses and other liabilities                            135,662         (25,801)         (2,219)
                                                                 -----------    ------------    ------------
      Net cash from operating activities                           1,595,449       1,938,010       2,566,020
                                                                 -----------    ------------    ------------
INVESTING ACTIVITIES:
 Acquisitions of, and purchases of equipment for,
  direct financing leases                                         (5,233,450)     (4,323,201)    (10,204,463)
 Repayments of direct financing leases                             3,796,745       3,709,079       4,247,962
 Proceeds from termination of direct financing leases              1,479,121       5,297,671         837,182
 Repayments of notes receivable                                        5,490               -               -
 Issuance of notes receivable                                     (1,510,000)              -               -
 Net lease security deposits collected (paid)                        (41,832)       (100,188)        131,260
                                                                 -----------    ------------    ------------
      Net cash from investing activities                          (1,503,926)      4,583,361      (4,988,059)
                                                                 -----------    ------------    ------------
FINANCING ACTIVITIES:
 Proceeds from line-of-credit borrowings                          12,124,666      13,838,858      14,740,346
 Repayments of line-of-credit borrowings                          (9,377,776)    (16,916,900)    (13,163,791)
 Proceeds from additional borrowings                                       -               -       2,350,000
 Repayment of additional borrowings                                 (803,128)       (733,502)       (230,137)
 Distributions and withdrawals paid to partners                   (2,545,969)     (2,456,178)     (2,427,345)
 Loan origination fees incurred                                            -               -         (41,500)
                                                                 -----------    ------------    ------------
      Net cash from financing activities                            (602,207)     (6,267,722)      1,227,573
                                                                 -----------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (510,684)        253,649      (1,194,466)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                                   516,612         262,963       1,457,429
                                                                 -----------    ------------    ------------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                                     $     5,928    $    516,612    $    262,963
                                                                 ===========    ============    ============

                                                                     (Continued)

TELECOMMUNICATIONS INCOME FUND X, L.P.


STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (CONCLUDED)
--------------------------------------------------------------------------------

                                                                                  1997            1996            1995
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                                $387,992      $ 683,925        $ 634,582
   Noncash investing and financing activities:
     Decrease in trade accounts payable attributed to
       equipment purchase costs accrued                                                -              -          586,300
     Available-for-sale security exchanged for payment on lease                        -        173,261                -
     Notes receivable exchanged for payments on leases                                 -              -                -
     Equipment reclassified from direct financing leases to operating leases           -        183,027        2,484,236
     Equipment reclassified from notes receivable to operating leases                  -              -          137,555
     Equipment reclassified from operating leases to held for sale                     -        317,693                -
     Equipment reclassified from operating leases to direct financing leases           -      1,381,952                -
     Change in unrealized loss on available-for-sale security                     10,943        (43,316)               -

See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND X, L.P.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

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

    The Partnership's operations are conducted throughout the United States. The Partnership primarily acquires telecommunications equipment for lease to third parties. The lease agreements with individual customers are generally in excess of $500,000 and certain agreements exceed 10% of the Partnership's direct finance lease portfolio (see Note 2). At any time after December 31, 1999 (or earlier if the General Partner determines it to be in the Partnership's best interest), the Partnership will cease reinvestment in equipment and leases and will begin the orderly liquidation of Partnership assets. The Partnership must dissolve on December 31, 2002, or earlier, upon the occurrence of certain events (see Note 6).

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

    Most of the Partnership's leases and notes receivable are with customers that are in the entrepreneurial stage and, therefore, are highly leveraged and require financing in place of or to supplement financing from banks. Although the Partnership attempts to mitigate its credit risk through the use of a variety of commercial credit reporting agencies when processing the applications of its customers, failure of the Partnership's customers to make scheduled payments under their equipment leases and notes receivable could have a material near-term impact on the allowance for possible loan and lease losses.

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

    CERTAIN RISK CONCENTRATIONS - The Partnership's telecommunication equipment leases are concentrated in the pay telephone and hotel industries, representing approximately 69% and 17%, and 70% and 24% of the Partnership's direct finance lease portfolio at December 31, 1997 and 1996, respectively.

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

    AVAILABLE-FOR-SALE SECURITY - The Partnership has an investment in a marketable equity security classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of partners' equity. At December 31, 1997, the security had a cost of $173,261 and an estimated fair value of $140,888, resulting in an unrealized loss of $32,373. Fair value is determined using published market prices.

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

    NOTES RECEIVABLE - Notes receivable are carried at the principle balance outstanding. Interest income on notes receivable is accrued based on the principle amount outstanding.

    ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES - The Partnership performs credit evaluations prior to approval of a loan and lease. Subsequently, the creditworthiness of the customer and the value of the underlying assets are monitored on an ongoing basis. Under its lease agreements, the Partnership retains legal ownership of the leased asset. The Partnership maintains an allowance for possible loan and lease losses which could arise should customers become unable to discharge their obligations under the loan and lease agreements. The allowance for possible loan and lease losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan and lease portfolio. The allowance is based upon a continuing review of past loss experience, current economic conditions, delinquent loans and leases, an estimate of potential loss exposure on significant customers in adverse situations, and the underlying asset value. The consideration of such future potential losses also includes an evaluation for other than temporary declines in value of the underlying assets. Loans and leases which are deemed uncollectible are charged off and deducted from the allowance.
    The provision for possible loan and lease losses and recoveries are added to the allowance.

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

    NET INCOME (LOSS) PER PARTNERSHIP UNIT - Net income (loss) per partnership unit is based on the weighted average number of units outstanding (including both general and limited partners' units).

    IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Partnership is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Partnership's results of operations, financial position or cash flows.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15,1997. Financial statement disclosures for prior periods are required to be restated. The Partnership is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Partnership's consolidated results of operations, financial position or cash flows.

2.  NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE

    The Partnership's net investment in direct financing leases and notes receivable consists of the following at December 31, 1997 and 1996:


                                                                    1997           1996
Minimum lease payments receivable                                $22,500,795    $23,482,180
Estimated unguaranteed residual values                             2,256,257      2,459,691
Unamortized initial direct costs                                      93,855        194,303
Unearned income                                                   (4,527,844)    (5,813,036)
Notes receivable                                                   1,504,510              -
                                                                ------------    -----------
Net investment in direct financing leases and notes receivable   $21,827,573    $20,323,138
                                                                ============    ===========

    At December 31, 1997, future minimum payments to be received under the direct financing leases and the estimated unguaranteed residuals to be realized at the expiration of the direct financing leases are as follows:




                                                                  MINIMUM          ESTIMATED
                                                                  LEASE           UNGUARANTEED
                                                                 PAYMENTS           RESIDUAL
                                                                RECEIVABLE          VALUES
Years ending December 31:
          1998                                                   $11,595,349    $   345,587
          1999                                                     5,346,194        586,971
          2000                                                     3,578,554        924,902
          2001                                                     1,547,363        323,296
          2002                                                       425,960         62,846
          Thereafter                                                   7,375         12,661
                                                                 -----------    -----------
          Total                                                  $22,500,795    $ 2,256,257
                                                                 ===========    ===========

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

    Additionally, the Partnership leases equipment to certain companies for which the General Partner or its affiliates have an ownership interest in, provide financing to, or provide investment advisory services for such companies. The Partnership's net investment in direct financing leases with these companies approximated $4,367,170 and $2,815,000 at December 31, 1997 and 1996, respectively.

    Four customers each account for 10% or more of the amount of income from direct financing leases for the years ended December 31, 1997, 1996 and 1995, as follows:




                                       1997        1996     1995
Customer A                              -%          -%         10%
Customer B                              -           9          16
Customer C                             15           9          10
Customer D                             15          14           7

3.   ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

    The changes in the allowance for possible loan and lease losses for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                    1997           1996           1995
Balance at beginning of year    $  323,398    $ 1,188,911      $  360,000
  Provision                      3,628,090      1,092,551         828,911
  Charge-offs                      (95,870)    (1,958,064)              -
                                ----------    -----------      ----------
Balance at end of year          $3,855,618    $   323,398      $1,188,911
                                ==========    ===========      ==========

    The allowance for possible loan and lease losses consisted of specific allowances for leases of $3,319,159, $21,000 and $721,000 and a general unallocated allowance of $536,459, $302,398, and $467,911, respectively, at December 31, 1997, 1996 and 1995.

    On October 10, 1995, a lessee of the Partnership, Value-Added Communication, Inc. ("VAC"), filed a petition seeking protection under Chapter 11 of the Bankruptcy Act. The Partnership's net investment in its leases with this customer was $1,947,904 at December 31, 1995 representing approximately 8% of the Partnership's net investment in direct financing leases. The bankruptcy court's Order "Approving Emergency Sale" indicated that of the Partnership's total net investment in direct financing leases with VAC, approximately $226,000 of leases, would be purchased from the Partnership by an unrelated third party for approximately $121,000 resulting in a loss to the Partnership of $105,000. The remaining net investment balance of approximately $1.7 million comprised several leases of equipment in the hospitality telephone industry. This equipment, however, was not in service. Based upon the best information available to management, it appeared the Partnership would sustain some loss with respect to these remaining leases. Management's best estimate of the amount of the loss to the Partnership was that the Partnership may incur a loss of approximately $616,000 on these remaining leases. This amount, therefore, together with the loss of $105,000 expected to be realized on the sale of the assets under the other leases, was recorded as a provision for possible loan and lease losses specifically related to VAC at December 31, 1995. During 1996, as settlement on the Partnership's claim to the assets under lease, $580,597 was received from sale of the assets and from parties to the bankruptcy. Therefore, an additional loss of $646,307 was recognized in the second quarter of 1996.

    On May 6, 1996, a lessee of the Partnership, United Tele-Systems of Virginia, Inc. ("UTS"), filed a Voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code. The bankruptcy petition was dismissed on May 22, 1996 and, in connection therewith, the Partnership exercised its right to manage the assets leased to UTS. The net investment in the leases at the time the assets were repossessed was approximately $686,000. The Partnership, the General Partner, an affiliated partnership and UTS were named in a lawsuit, filed by another creditor of UTS. The creditor was claiming $360,000 in compensatory damages and $350,000 in punitive damages. Based on offers to purchase the pay telephone equipment and an expected settlement offer related to the lawsuit, the Partnership expected to incur a loss upon the sale or re-lease of this equipment. Management charged $464,000 to the provision for possible loan and lease losses for the expected loss in 1996 and reclassified its net investment in the equipment, net of the specific allowance, to equipment under operating leases pending its ultimate sale or re-lease under a direct finance lease. This equipment was sold during 1997 to another customer with no additional loss to the Partnership. Also, the lawsuit was settled pending the outcome of an audit which is in process. Management believes any loss as a result of the audit is adequately covered by the Partnership's general allowance.

    Due to cash flow problems experienced during 1997 by a lessee of the Partnership, North American Communications Group, Inc. ("NACG"), the Partnership, in an attempt to protect the assets leased to NACG, advanced funds to various entities to whom NACG owed money related to the operation of such leased assets. In addition, the Partnership assisted in arranging a management agreement between NACG and another entity to attempt to improve NACG's cash flow generated by the leased assets. In spite of the funds advanced by the Partnership and the management agreement, the cash flow of NACG continued to deteriorate. During the past several months, the General Partner actively solicited bids from parties to purchase the assets associated with the Partnership leases to NACG. Based on the value of similar assets and contract sites, management believed the equipment leased to NACG had substantial value. However, the offers received were not adequate to cover additional funds which were required to be advanced to keep the equipment sites operating. The General Partner, therefore, determined it was no longer economically feasible to continue to advance funds on behalf of NACG, discontinued doing so and informed all site operators of that decision. As a result, the Partnership decided to provide for a specific allowance of $3,319,159 at December 31, 1997 which is equal to the carrying value of the leases and advances associated with NACG.

    The Partnership and an affiliated partnership, Telecommunications Income Fund IX, have initiated a foreclosure action against NACG and the guarantors under the leases and advances seeking sale of the assets and a judgment against NACG and the guarantors for any deficiency. Amounts, if any, received will be credited to the allowance for possible loan and lease losses.

4.  EQUIPMENT HELD FOR SALE

    In May 1995, the Partnership exercised its right to manage the assets leased to Telecable/Continental due to nonpayment of lease receivables. At the time the Partnership assumed management of these assets, its net investment in the leases and notes receivable approximated $2,400,000 and the Partnership subsequently purchased approximately $200,000 of additional equipment. During 1996, $1,431,000 of this net investment was leased to an unrelated third party under a direct financing lease, which was paid off in December 1996. The remaining net equipment cost, which had been depreciated to $938,693 and relates to hotel satellite television equipment, is expected by management to be recovered through the sale of the equipment. Such equipment cost has been adjusted for an impairment loss of $621,000 in 1996 and $205,693 in 1997, to reflect management's estimated fair market value of the equipment. The equipment was held for sale by the Partnership throughout 1997.

5.  BORROWING AGREEMENTS

    The Partnership has a line-of-credit agreement with a bank which bears interest at a variable rate of 9.5%, 10.13% and 9.5% at December 31, 1997, 1996 and 1995, respectively. On March 6, 1995, the line-of-credit agreement was amended to increase the amount available to borrow to the lesser of $7.25 million, or 32% (40% as of November 1996) of Partnership's Qualified Accounts, as defined in the agreement. On September 11, 1995, the agreement was further amended to extend the maturity date to November 30, 1997 and to reduce the interest rate from 2.0% over prime to 1.0% over prime (minimum interest charge of $7,500 per month). In addition, certain loan covenants were changed. The agreement was again amended in 1997 to extend the maturity date to April 30, 1998 and to reduce the borrowing amount to the lessor of $6.0 million or 40% of qualified accounts. The agreement is cancellable by the lender after giving a 90-day notice and is collateralized by substantially all assets of the Partnership. The line-of-credit is guaranteed by the General Partner and certain affiliates of the General Partner. Management is currently working with the existing lender to renew the line-of-credit. Management believes amounts available under the line of credit are adequate for the foreseeable future.

    The Partnership also has an installment loan agreement which bears interest at 8.91% and is due in monthly installments through November 1998 with a subjective acceleration clause. The agreement is collateralized by certain direct financing leases and a second interest in all other Partnership assets. The agreement is also guaranteed by the General Partner.
    Covenants under the agreement require the Partnership, among other things, to be profitable, not exceed a 40% debt to original equity raised ratio, and not sell a material portion of its assets. The Partnership has obtained a waiver for the covenent violation in 1997 related to the net loss incurred.

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

    Net income or net loss allocated to the limited partners will be apportioned among them based on the number of limited partnership units held and on the number of months within the respective year that such units were held. Any share of Partnership net loss will first be allocated to the limited partners to the extent of their positive capital account balances. Any share of additional net loss will be allocated to the General Partner. Any Partnership net income will first be allocated to partners with negative capital accounts in proportion to, and to the extent of, such negative capital accounts. Except as provided below, any additional net income will then be allocated to the General Partner and limited partners based on number of units held. During liquidation of the Partnership, when cash distributions are to be made 80% to the limited partners and 20% to the General Partner (see below), net income will be allocated 80% to the limited partners and 20% to the General Partner.

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

7.  MANAGEMENT AND SERVICE AGREEMENTS

    The Partnership paid the General Partner 4% of all leases acquired by the Partnership during the initial funding period, which the Partnership capitalized as initial direct costs. Amounts incurred by the Partnership as acquisition fees were $123,687 for 1995. Unless the Partnership decides to issue additional partnership units, no further acquisition fees will be paid.

    The Partnership also pays an equipment management fee equal to 5% of the amount of gross rental payments received, to the General Partner. The General Partner, in turn, pays 50% of those fees to its parent. During the periods ended December 31, 1997, 1996 and 1995, those management fees aggregated $353,109, $387,527 and $422,866, respectively.

    In addition, the General Partner is reimbursed for certain other costs under an administrative services agreement. Amounts incurred by the Partnership pursuant to this agreement amounted to $84,000, $73,500 and $85,800 for the periods ended December 31, 1997, 1996 and 1995, respectively.

    As a part of the issuance of partnership units, the Partnership paid commissions of 10% to Berthel Fisher & Company Financial Services, Inc., a broker-dealer affiliated with the General Partner, and reimbursed other offering expenses of up to 4% of the gross proceeds to the General Partner. These fees have been treated as syndication costs and charged directly to partners' equity.

8.   RECONCILIATION OF FINANCIAL AND INCOME TAX REPORTING BASIS

    A reconciliation of net income (loss) for financial reporting purposes with the related amount reported for income tax purposes is as follows:



                                    1997                       1996                        1995
                         -------------------------    ----------------------      ----------------------
                                          PER                         PER                         PER
                           AMOUNT         UNIT         AMOUNT         UNIT         AMOUNT         UNIT
Net income (loss) for
  financial reporting
  purposes                 $(1,897,893)   $(21.11)    $  196,197     $ 2.17       $ 1,551,153     $ 17.15
Adjustment to
  convert direct
  financing leases to
  operating leases
  for income tax
  purposes                    (587,372)     (6.53)       490,539       5.43        (3,410,299)     (37.70)
Net change in
  allowance for
  possible loan and
  lease losses               3,532,220      39.29       (865,513)     (9.57)          828,911        9.16
Gain on  lease
  terminations                (715,724)     (7.96)     1,314,157      14.54            80,355         .89
                           -----------   --------     ----------     ------       -----------   ---------
Net income (loss)
  for income tax
  reporting purposes       $   331,231    $  3.69     $1,135,380     $12.57       $  (949,880)    $(10.50)
                           ===========   ========    ===========     ======       ===========     =======

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

    The estimated fair values of the Partnership's other significant financial instruments are as follows at December 31, 1997 and 1996:


                              1997                               1996
                  -----------------------------     ---------------------------
                     CARRYING           FAIR           CARRYING          FAIR
                      AMOUNT            VALUE           AMOUNT          VALUE
Note payable        $  583,233       $  577,030      $1,386,361      $1,386,361
Notes receivable     1,504,510        1,504,510            -               -

                                   * * * * *

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

ITEM 10.  DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT

          A:   The General Partner of the registrant:

               Berthel Fisher & Company Leasing, Inc., an Iowa corporation.

          B.   Executive officers of the General Partner of the Registrant:

               Thomas J. Berthel (age 46) - Mr. Berthel is the Chief Executive Officer and Director of the General Partner, a position he has held since the General Partner's inception in 1988. Mr. Berthel is also President and a Director of the General Partner's parent, Berthel Fisher & Company, Inc. ("Berthel Fisher"), which he founded in 1985, and Berthel Fisher's other subsidiaries, Berthel Fisher & Company Financial Services, Inc.; Berthel Fisher & Company Management Corp.; Berthel Fisher & Company Planning, Inc.; and one other corporation which acts as general partner of a separate private program. He also serves as the Chairman of the Board and Director of Amana Colonies Golf Course, Inc. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). From 1974 to 1982, Mr. Berthel was President and majority shareholder of Insurance Planning Services Corporation in Maquoketa, Iowa, which was engaged in the operation of a securities and insurance business. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. Mr. Berthel is also a Certified Life Underwriter. Mr. Berthel also serves as an individual general partner of the limited partnership referred to above. Mr. Berthel received a MBA degree from the University of Iowa in 1993.

               Ronald O. Brendengen (age 42) - Mr. Brendengen is the Treasurer, Chief Financial Officer, and a Director (1988 to present) of the General Partner. He was elected to his currenet offices in October 1996. He served as Treasurer and Chief Financial Officer since October 1996. He has also served as Secretary (1994 - March, 1995), Treasurer (1988 - August 1995) and Chief Financial Officer (1994 - August 1995) of the General Partner. He served as Controller (1985-1993), Treasurer (1987-present), Chief Financial Officer, Secretary and a Director (1987-present), and was also elected Chief Operating Officer in January 1998, of Berthel Fisher & Company, the parent company of the General Partner. Mr. Brendengen serves as the Treasurer, Chief Financial Officer and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. He also serves in various offices and as a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.

          Nancy L. Lowenberg (age 39), has been elected Vice President and Chief Operating Officer of the General Partner beginning January 2, 1997. From September 1986 to December 1996, Ms. Lowenberg was employed by Firstar Bank Iowa, N.A., in Cedar Rapids. Since 1989, Ms. Lowenberg was Vice President Commercial Loans. As Vice President Commercial Loans, she was relationship manager for 62 accounts with approximately $70,000,000 of committed credit. She had responsibility for credit quality, annual review and maintenance of existing accounts and business development. From 1981-1986, Ms. Lowenberg was employed by Firstar Bank Systems. Ms. Lowenberg received her Bachelor of Science Agricultural Business with a minor in Finance in 1981 from Iowa State University, Ames, Iowa.

ITEM 11.  EXECUTIVE COMPENSATION

          Set forth is the information relating to all direct renumeration paid or accrued by the Registrant during the last three years to the General Partner:

(A)                        (B)                       (C)                        (C1)             (C2)              (D)

                                                                                                 Securities of
                                                                                                 property
                                                                                                 insurance         Aggregate
                                                                                                 benefits or       of
                                                     Cash and Cash                               reimbursement     contingent
Name of individual         Year                      equivalent forms                            personal          or forms of
and capacities served     Ended                      of remuneration            Fees             benefits          remuneration
-------------------------------------------------------------------------------------------------------------------------------
Berthel Fisher & Co.       1997                              $0               $437,109                   $0                   $0
Leasing, Inc.              1996                              $0               $453,165                   $0                   $0
General Partner            1995                              $0               $632,353                   $0                   $0

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the Partnership Units.

     (b) The General Partner of the Registrant owns Units of the Registrant set forth in the following table.


       (1)                          (2)                                (3)                                (4)

                           Name and Address of                Amount and Nature of
Title of Class             Beneficial Ownership               Beneficial Ownership            Percent of Class
--------------             --------------------               --------------------            ----------------
         Units             Berthel Fisher & Co.               Forty (40) Units;                  0.04%
                           Leasing, Inc.                      sole owner.
                           100 2nd Street S.E.
                           Cedar Rapids, IA 52401

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Related party transactions are described in Notes 2 and 7 of Notes to Financial Statements.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1.  Financial Statements.
                                                                        Page No.
              Balance Sheets at December 31, 1997 and
              December 31, 1996                                            14



              Statements of Operations for the years ended December
              31, 1997, December 31, 1996 and December 31, 1995            15



              Statements of Changes in Partners' Equity for the years
              ended December 31, 1997, December 31, 1996 and
              December 31, 1995                                            16


              Statements of Cash Flows for the years ended December
              31, 1997, December 31, 1996 and December 31, 1995            17

              Notes to Financial Statements                                19

          2.  Financial Statements Schedules

          Information pursuant to Rule 12-09 (Schedule II) is included in the financial statements and notes thereto.

          3.   Exhibits

               3,4 Amended and Restated Agreement of Telecommunications Income Fund X, L.P. currently in effect dated as of August 19, 1993(1)

----------------------------------

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

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------
                                  (REGISTRANT)

By Berthel Fisher & Company Leasing, Inc.

By:    Thomas J. Berthel/s/                           Date:    March 12, 1998
   --------------------------------------                  -------------------
Thomas J. Berthel
President

By Berthel Fisher & Company Leasing, Inc.

By:    Ronald O. Brendengen/s/                       Date:   March 12, 1998
   --------------------------------------                 --------------------
Ronald O. Brendengen
Chief Financial Officer, Treasurer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Thomas J. Berthel/s/                                 Date:    March 12, 1998
-----------------------------------------                 --------------------
Thomas J. Berthel
Chief Executive Officer
President, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

Nancy L, Lowenberg/s/                                Date:   March 12, 1998
-----------------------------------------                 --------------------
Nancy L. Lowenberg
Chief Operating Officer, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

Ronald O. Brendengen/s/                              Date:    March 12, 1998
-----------------------------------------                 --------------------
Ronald O. Brendengen
Treasurer, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

Daniel P. Wegmann/s/                                 Date:    March 12, 1998
-----------------------------------------                 --------------------
Daniel P. Wegmann
Controller
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

                                  EXHIBIT INDEX

                  3,4    Amended and Restated Agreement of
                         Telecommunications Income Fund IX, L.P. currently in effect dated as of August 12, 1991 (1)



----------------------------------



                  (1) Incorporated herein by reference to Partnership Exhibit A to the prospectus included in the Partnership's post effective amendment No. 4 to Form S-1 registration statement filed on December 22, 1992.