Form 10-Q
period 1998-03-31
TELECOMMUNICATIONS INCOME FUND X LP
filed 1998-05-13
CIK 904005

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1998

COMMISSION FILE NUMBER: 0-25574

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
             (Exact name of Registrant as specified in its charter)

                                      IOWA
                        (State or other jurisdiction of
                         incorporation or organization)
                                   42-1401715
                                (I.R.S. Employer
                              Identification No.)

                   100 SECOND STREET S.E., CEDAR RAPIDS, IOWA
                    (Address of principal executive offices)
                                     52401
                                   (Zip Code)

Registrant's telephone number, including area code: (319) 365-2506

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                   LIMITED PARTNERSHIP INTEREST (THE "UNITS")
                                 Title of Class

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

As of April 24, 1998, 89,873 Units were issued and outstanding. Based on the original sales price of $250 per Unit, the aggregate market value at April 24, 1998 was $22,468,250.

================================================================================

                     TELECOMMUNICATIONS INCOME FUND X, L.P.

                                     INDEX

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited).
          Balance sheets -- March 31, 1998 and December 31, 1997
          Statements of income and comprehensive income -- three months ended
            March 31, 1998 and three months ended March 31, 1997
          Statement of changes in partners' equity -- three months ended March
            31, 1998
          Statements of cash flows -- three months ended March 31, 1998 and three months ended March 31, 1997
          Notes to financial statements
Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
Signatures

                     TELECOMMUNICATIONS INCOME FUND X, L.P.

                           BALANCE SHEETS (UNAUDITED)

                                                                MARCH 31, 1998    DECEMBER 31, 1997
                                                                --------------    -----------------
ASSETS
  Cash and cash equivalents.................................     $    48,126         $     5,928
  Available-for-sale security...............................          95,924             140,888
  Net investment in direct financing leases and notes
     receivable (Note B)....................................      17,575,044          21,827,573
  Allowance for possible losses.............................        (549,461)         (3,855,618)
                                                                 -----------         -----------
  Direct financing leases and notes receivable, net.........      17,025,583          17,971,955
  Equipment held for sale...................................          87,633             112,000
  Intangibles, less accumulated amortization of $23,756 at
     March 31, 1998 and $30,489 at December 31, 1997........           4,792               7,009
  Other assets..............................................         170,980             561,375
                                                                 -----------         -----------
Total Assets................................................     $17,433,038         $18,799,155
                                                                 ===========         ===========
LIABILITIES AND PARTNERS' EQUITY
Liabilities
  Line of credit agreement (Note C).........................     $ 3,939,570         $ 5,354,801
  Due to affiliates.........................................         569,009              23,256
  Distributions payable to partners.........................         202,250             202,250
  Accrued expenses and other liabilities....................         219,908             223,092
  Lease security deposits...................................         362,642             509,544
  Note payable (Note C).....................................         370,780             583,233
                                                                 -----------         -----------
     Total Liabilities......................................       5,664,159           6,896,176
                                                                 -----------         -----------
Partners' Equity, 100,000 units authorized:
  General partner, 40 units issued and outstanding..........           8,360               8,272
  Limited partners, 89,849 units at March 31, 1998 and
     December 31, 1997 issued and outstanding...............      11,837,856          11,927,080
  Accumulated other comprehensive loss......................         (77,337)            (32,373)
                                                                 -----------         -----------
  Total Partners' Equity....................................      11,768,879          11,902,979
                                                                 -----------         -----------
Total Liabilities & Partners' Equity........................     $17,433,038         $18,799,155
                                                                 ===========         ===========

                            See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.

                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                --------------------------------
                                                                MARCH 31, 1998    MARCH 31, 1997
                                                                --------------    --------------
INCOME:
  Lease income..............................................       $693,188          $734,917
  Interest income...........................................         38,620               -0-
  Gain on lease terminations................................        158,834            36,937
  Other.....................................................         11,066             9,196
                                                                   --------          --------
Total Income................................................        901,708           781,050
                                                                   --------          --------
EXPENSES:
  Management fees...........................................         67,144            90,329
  Administrative services...................................         23,866            23,867
  Interest..................................................        154,624            68,481
  Professional fees.........................................         47,107             6,566
  Provision for possible losses.............................         13,002             4,500
  Depreciation..............................................         24,368            14,746
  Other.....................................................         53,982            17,924
                                                                   --------          --------
Total expenses..............................................        384,093           226,413
                                                                   --------          --------
Net income..................................................        517,615           554,637
Other comprehensive income:
  Unrealized gain (loss) on available-for-sale security.....        (44,964)            5,098
                                                                   --------          --------
Comprehensive income........................................       $472,651          $559,735
                                                                   ========          ========
Net income per partnership unit.............................       $   5.76          $   6.14
                                                                   ========          ========
Weighted average partnership units outstanding..............         89,889            90,368

                            See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)

                                       GENERAL       LIMITED PARTNERS      ACCUMULATED       TOTAL
                                       PARTNER     --------------------   COMPREHENSIVE    PARTNERS'
                                      (40 UNITS)   UNITS      AMOUNT          LOSS          EQUITY
                                      ----------   -----      ------      -------------    ---------
Balance at December 31, 1997........    $8,272     89,849   $11,927,080     $(32,373)     $11,902,979
Net income..........................       358         --       517,257           --          517,615
Distributions.......................      (270)        --      (606,481)          --         (606,751)
Change in accumulated comprehensive
  loss..............................        --         --            --      (44,964)         (44,964)
                                        ------     ------   -----------     --------      -----------
Balance at March 31, 1998...........    $8,360     89,849   $11,837,856     $(77,337)     $11,768,879
                                        ======     ======   ===========     ========      ===========

                            See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                              -------------------------------
                                                              MARCH 31, 1998   MARCH 31, 1997
                                                              --------------   --------------
OPERATING ACTIVITIES
Net Income..................................................   $   517,615      $   554,637
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Amortization..............................................         2,130            2,216
  Provision for possible losses.............................        13,002            4,500
  Gain on lease terminations................................      (158,834)         (36,937)
  Depreciation..............................................        24,368           14,746
  Changes in operating assets and liabilities:
  Other assets..............................................       (93,518)          31,887
  Due to affiliates.........................................       545,753          (19,602)
  Accrued expenses and other liabilities....................        (3,183)           7,240
                                                               -----------      -----------
Net cash provided by operating activities...................       847,333          558,687
                                                               -----------      -----------
INVESTING ACTIVITIES
  Acquisitions of, and purchases of equipment for, direct
     financing leases.......................................      (433,415)        (300,000)
  Repayments of direct financing leases.....................       552,721          895,830
  Proceeds from early termination of direct financing
     leases.................................................     1,357,825          616,317
  Net lease security deposits repaid........................       (47,831)         (38,824)
                                                               -----------      -----------
  Net cash provided by investing activities.................     1,429,300        1,173,323
                                                               -----------      -----------
FINANCING ACTIVITIES
  Net repayments of line-of-credit..........................    (1,415,231)      (1,231,088)
  Repayments of long term debt..............................      (212,453)        (194,429)
  Distributions paid to partners............................      (606,751)        (610,179)
                                                               -----------      -----------
  Net cash used in financing activities.....................    (2,234,435)      (2,035,696)
                                                               -----------      -----------
Net increase (decrease) in cash and cash equivalents........        42,198         (303,686)
Cash and cash equivalents at beginning of period............         5,928          516,612
                                                               -----------      -----------
Cash and cash equivalents at end of period..................   $    48,126      $   212,926
                                                               ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid.............................................   $   152,259      $    88,183
  North American miscellaneous receivable written-off.......       483,913              -0-
  North American security deposits on leases written-off....        99,071              -0-

                            See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE

     Components of the net investment in direct financing leases and notes receivable are as follows:

                                                     MARCH 31, 1998    DECEMBER 31, 1997
                                                     --------------    -----------------
Lease payments receivable........................     $19,060,356         $22,500,795
Estimated residual values of leased equip........       1,489,090           2,256,257
Unamortized initial direct costs.................          61,666              93,855
Unearned lease income............................      (4,112,968)         (4,527,844)
Notes receivable.................................       1,076,900           1,504,510
                                                      -----------         -----------
Net investment in direct financing leases and
  notes receivable...............................     $17,575,044         $21,827,573
                                                      ===========         ===========

     Due to cash flow problems experienced during 1997 by a lessee of the Partnership, North American Communications Group, Inc. ("NACG"), the Partnership, in an attempt to protect the assets leased to NACG, advanced funds to various entities to whom NACG owed money related to the operation of such leased assets. In addition, the Partnership assisted in arranging a management agreement between NACG and another entity to attempt to improve NACG's cash flow generated by the leased assets. In spite of the funds advanced by the Partnership and the management agreement, the cash flow of NACG continued to deteriorate. During the past several months, the General Partner actively solicited bids from parties to purchase the assets associated with the Partnership leases to NACG. Based on the value of similar assets and contract sites, management believed the equipment leased to NACG had substantial value. However, the offers received were not adequate to cover additional funds which were required to be advanced to keep the equipment sites operating. The General Partner, therefore, determined it was no longer economically feasible to continue to advance funds on behalf of NACG, discontinued doing so and informed all site operators of that decision. As a result, the Partnership decided to provide for a specific allowance of $3,319,159 at December 31, 1997 which is equal to the carrying value of the leases and advances associated with NACG. The Partnership foreclosed on the assets underlying the leases and charged-off the lease receivables to the specific allowance in February 1998.

     The Partnership and an affiliated partnership, Telecommunications Income Fund IX, have initiated a foreclosure action against NACG and the guarantors under the leases and advances seeking the sale of the assets and a judgment against NACG and the guarantors for any deficiency. Amounts received, if any, will be credited to the allowance for possible loan and lease losses.

NOTE C -- CREDIT ARRANGEMENTS

     The Partnership has a line-of-credit agreement with a bank that carries interest (9.5% at March 31, 1998) at 1% over prime, with a minimum interest charge of $7,500 per month. The line-of-credit agreement allows the Partnership to borrow to the lesser of $6.0 million, or 40% of the Partnership's Qualified Accounts,

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

as defined in the agreement. The agreement expires April 30, 1998 and is secured by substantially all assets of the Partnership. This line-of-credit is guaranteed by the General Partner and certain affiliates of the General Partner. The agreement has been extended for 60 days and is now due to expire Jund 30, 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

                                                              THREE MONTHS ENDED
                                                       --------------------------------
                                                       MARCH 31, 1998    MARCH 31, 1997
                                                       --------------    --------------
Description
  Lease and interest income........................       731,808           734,917
  Gain on lease terminations.......................       158,834            36,937
  Management fee expense...........................        67,144            90,329
  Interest expense.................................       154,624            68,481
  Other............................................        53,982            17,924

     Lease and interest income remained steady during the three month period ended March 31, 1998 as compared to the same period in 1997. The decrease in net investment in direct financing leases is attributable to the early termination of certain leases in 1997 and 1998 at the request of the lessee which enabled the Partnership to recognize gains on the 1998 terminations of $158,834. During the first quarter of 1997, the Partnership realized gains of $36,937 on the early termination of certain leases at the request of the lessee.

     Management fees are paid to the General Partner and represent 5% of the gross rental payments received. Rental payments decreased from $1,806,580 in the three months ended March 31, 1997 to $1,342,880 for the three months ended March 31, 1998. These decreases are attributed to the early termination of certain leases as described above and other lessees being delinquent in making their lease payments as noted below. Although there can be no assurances, the Partnership expects these delinquent payments to be fully collected and all future lease payments to be fully collected.

     The increase in interest expense is a result of the Partnership's higher loan balances in the 1st quarter of 1998 compared to the same period in 1997, which is due in part to the non-payment of amounts owed to the Partnership by various lessees.

     The General Partner has established general and specific loss reserves as follows:

                                                       MARCH 31, 1998    MARCH 31, 1997
                                                       --------------    --------------
General Reserve....................................       $534,455          $306,898
Specific Reserve -- UTS............................         15,006            28,006
Specific Reserve -- VAC............................            -0-            21,000

     The General Partner has determined all loss reserves are adequate at March 31, 1998.

     As previously discussed in the Partnership's 10-K Report for 1997, the Partnership provided for a specific loss reserve of $3,319,159 at December 31, 1997, equal to the carrying value of the assets leased to North American Communications Group, Inc. ("NACG"). The Partnership foreclosed on these assets in February 1998. As a result, the assets were removed from the Partnership's books and charged to the specific reserve established at December 31, 1997. An additional $7,069 of assets associated with NACG were also written off

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

in the 1st quarter of 1998. The Partnership will continue to attempt to sell and or re-lease these assets. Any amounts received through such efforts will be treated as a recovery of previous charges.

     Lease payments receivable of 31 or more days past due amounted to $770,551 (contract balance remaining of $3,445,521) at March 31, 1998. This represents 4.04% of the Partnership's lease payments receivable. The General Partner continues to monitor these leases and will take whatever steps are necessary to protect the Partnership's interest in these assets.

     As of March 31, 1998, there were eight customers with payments over 90 days past due. The contract balance on these accounts was $2,959,348. The General Partner has reviewed these contracts and determined the Partnership's investment in these contracts is sufficiently collateralized.

     One lessee, Digital Technologies has 27 contracts with amounts past due over 90 days. The contract balance remaining on these contracts was $2,379,883 at March 31, 1998. The Partnership's net investment in these contracts at March 31, 1998 was $2,311,690. The value of the equipment associated with this lease exceeds the Partnership's remaining net investment in the equipment. In addition, the lessee is actively seeking a buyer for the equipment. As such, due to the value of the assets and the potential buyout of this lease, management has decided not to provide a provision for possible losses for these contracts. There are no assurances that the sale will materialize, and other events may occur that may deteriorate the current value of these assets. Management is monitoring these contracts and will take whatever steps are necessary to protect the Partnership's investment in these contracts.

     The primary reason other expense increased in the first quarter of 1998 was due to $25,761 of costs incurred as a result of the foreclosure action against NACG and a $6,900 increase in data processing costs.

LIQUIDITY AND CAPITAL RESOURCES

                                                             THREE MONTHS ENDED    THREE MONTHS ENDED
                                                               MARCH 31, 1998        MARCH 31, 1997
                                                             ------------------    ------------------
MAJOR CASH SOURCES:
Principal portion of lease payments received.............        $  552,721            $  895,830
Proceeds received on sale of leases......................         1,357,825               616,317
MAJOR CASH USES:
Purchase of equipment and leases.........................           433,415               300,000
Net Payments on debt.....................................         1,627,684             1,425,517
Distributions to partners................................           606,751               610,179

     The Partnership's line of credit agreement is cancelable by the lender after giving a 90 day notice. The agreement originally matured in November 1997. The Partnership has extended the agreement through April 30, 1998. The only modification was to reduce the borrowing amount to the lessor of $6 million, or 40% of the Partnership's Qualified Accounts, as defined by the agreement. Management believes amounts available under the line of credit are adequate for the foreseeable future. The agreement has been extended and is now due to expire June 30, 1998.

     The Partnership is required to establish working capital reserves of no less than 1% of the proceeds to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. These funds are available under the Partnership's line of credit.

     At March 31, 1998, adequate cash is being generated to make projected distributions, however, net income continues to remain below amounts distributed.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

     As reported in the Partnership's 10-K filing for 1997, a foreclosure proceeding was filed February 20, 1998 against the North American Communications Group, Inc. leases.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TELECOMMUNICATIONS INCOME FUND X, L.P.
                                      (Registrant)


Date 5-11-98                                               /s/ RONALD O. BRENDENGEN
                                ------------------------------------------------------------------------------
                                           Ronald O. Brendengen, Chief Financial Officer, Treasurer

Date 5-11-98                                                 /s/ DANIEL P.WEGMANN
                                ------------------------------------------------------------------------------
                                                               Daniel P.Wegmann