Form 10-Q
period 1998-06-30
TELECOMMUNICATIONS INCOME FUND X LP
filed 1998-08-13
CIK 904005

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1998               Commission File Number 0-25574

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------

             (Exact name of Registrant as specified in its charter)

           Iowa                                                  0-25574
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

           100 Second Street S.E., Cedar Rapids, Iowa           52401
           ------------------------------------------           -----
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

As of June 30, 1998, 89,813 Units were issued and outstanding. Based on the book value of $129.80 per Unit, the aggregate market value at June 30, 1998 was $11,662,760.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.

                                      INDEX




Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

         Balance sheets - June 30, 1998 and December 31, 1997.

         Statements of income and comprehensive income - Three months ended June 30, 1998 and three months ended June 30, 1997.
         Six months ended June 30, 1998 and six months ended June 30, 1997.

         Statement of changes in partners' equity - six months ended June 30, 1998.

         Statements of cash flows - six months ended June 30, 1998 and six months ended June 30, 1997.

         Notes to financial statements.

Item 2. Management's discussion and analysis of financial condition and results of operations.



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings



Signatures

                     TELECOMMUNICATIONS INCOME FUND X, L.P.

                           BALANCE SHEETS (UNAUDITED)

                                                        June 30, 1998     December 31, 1997
                                                        -------------     -----------------
ASSETS

   Cash and cash equivalents                             $    201,914      $      5,928
   Available-for-sale security                                119,905           140,888
   Net investment in direct financing leases
     and notes receivable(Note B)                          14,357,302        21,827,573
   Allowance for possible losses                             (530,154)       (3,855,618)
                                                         ------------      ------------
   Direct financing leases and notes receivable, net       13,827,148        17,971,555
   Equipment held for sale                                     63,266           112,000
   Intangibles less accumulated amortization
     of $25,971 at June 30, 1998 and $30,489
     at December 31, 1997                                       2,577             7,009
   Other assets                                               110,917           561,375
                                                         ------------      ------------

TOTAL ASSETS                                             $ 14,325,727      $ 18,799,155
                                                         ============      ============


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

   Line of credit agreement (Note C)                     $  1,906,398      $  5,354,801
   Due to affiliates                                           21,663            23,256
   Distributions payable to partners                          202,079           202,250
   Accrued expenses and other liabilities                     155,699           223,092
   Lease security deposits                                    223,437           509,544
   Note payable (Note C)                                      153,691           583,233
                                                         ------------      ------------
TOTAL  LIABILITIES                                          2,662,967         6,896,176
                                                         ------------      ------------

PARTNERS' EQUITY, 100,000 units authorized:
   General partner, 40 units issued and outstanding             8,426             8,272
   Limited partners, 89,773 units at June 30, 1998
     and 89,849 units at December 31 1997
     issued and outstanding                                11,697,823        11,927,080
   Accumulated other comprehensive loss                       (43,489)          (32,373)
                                                         ------------      ------------
TOTAL  PARTNERS' EQUITY                                    11,662,760        11,902,979
                                                         ------------      ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                   $ 14,325,727      $ 18,799,155
                                                         ============      ============

See accompanying notes

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                 Three Months Ended
                                                           June 30, 1998    June 30, 1997
                                                           -------------    -------------
INCOME:

     Lease income                                          $    389,713     $    684,184
     Interest income                                             36,616              -0-
     Gain on lease terminations                                 292,163              133
     Other                                                       22,713              241
                                                           ------------     ------------

Total income                                                    741,205          684,558
                                                           ------------     ------------

EXPENSES:

     Management fees                                             46,248           78,002
     Administrative services                                     22,912           21,955
     Interest                                                    70,692           80,386
     Professional fees                                           41,521           58,956
     Provision for possible losses                                6,001           45,480
     Depreciation                                                24,366          131,234
     Other                                                       44,059           29,542
                                                           ------------     ------------

Total expenses                                                  255,799          445,555
                                                           ------------     ------------

Net income                                                      485,406          239,003

Other comprehensive income:
     Unrealized gain on available
         for sale security                                       23,980              -0-

Comprehensive income                                       $    509,386     $    239,003
                                                           ============     ============


Net income per partnership unit                            $       5.40     $       2.66
                                                           ============     ============

Weighted average partnership units outstanding                   89,833           90,007

See accompanying notes

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                            Six Months Ended
                                                     June 30, 1998     June 30, 1997
                                                     -------------     -------------
INCOME:

     Lease income                                    $  1,082,901      $  1,419,101
     Interest income                                       75,236               -0-
     Gain on lease terminations                           450,997            37,070
     Other                                                 33,779             9,437
                                                     ------------      ------------

Total income                                            1,642,913         1,465,608
                                                     ------------      ------------


EXPENSES:

     Management fees                                      113,392           168,331
     Administrative services                               46,778            45,822
     Interest                                             225,316           148,867
     Professional fees                                     88,628            65,522
     Provision for possible losses                         19,003            49,980
     Depreciation                                          48,734           145,980
     Other                                                 98,041            47,466
                                                     ------------      ------------

Total expenses                                            639,892           671,968
                                                     ------------      ------------


Net income                                              1,003,021           793,640

Other comprehensive loss:
     Unrealized loss on available
          for sale security                               (20,984)              -0-

Comprehensive income                                 $    982,037      $    793,640
                                                     ============      ============

Net income per partnership unit                      $      11.16      $       8.80
                                                     ============      ============

Weighted average partnership units outstanding             89,861            90,164

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

                                                                                                   Unrealized
                                                                                                   Gain (Loss)
                                      General                                        Gain on      on Available
                                      Partner           Limited Partners            Redeemed         for-Sale          Partners'
                                    (40 Units)       Units            Amount          Units          Security            Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997       $      8,272          89,849    $ 11,927,080    $        -0-     $    (32,373)     $ 11,902,979

Net income                                  358              --         517,257             -0-              -0-           517,615

Distributions                              (270)             --        (606,481)            -0-              -0-          (606,751)

Change in accumulated
      comprehensive loss                    -0-              --             -0-             -0-          (44,964)          (44,964)
                                   ------------    ------------    ------------    ------------     ------------      ------------

Balance at March 31, 1998                 8,360          89,849      11,837,856             -0-          (77,337)       11,768,879

Withdrawal of limited partners              -0-             (76)        (19,000)            -0-              -0-           (19,000)

Net income                                  336              --         485,070             -0-              -0-           485,406

Distributions                              (270)             --        (606,103)            -0-              -0-          (606,373)

Change in accumulated
      comprehensive loss                    -0-              --             -0-             -0-           23,982            23,982

Gain on redeemed units                      -0-              --             -0-           9,866              -0-             9,866
                                   ------------    ------------    ------------    ------------     ------------      ------------


Balance at June 30, 1998           $      8,426          89,773    $ 11,697,823    $      9,866     $    (53,355)     $ 11,662,760
                                   ============    ============    ============    ============     ============      ============

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                   JUNE 30, 1998     JUNE 30, 1997
                                                                   -------------     -------------
OPERATING ACTIVITIES
Net Income                                                          $ 1,003,021      $   793,640
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Amortization                                                         4,430            4,431
     Provision for possible losses                                       19,003           49,980
     Gain on lease terminations                                        (450,997)         (37,070)
     Depreciation                                                        48,735          145,980
     Changes in operating assets and liabilities:
     Other assets                                                       (33,455)          27,054
     Due to affiliates                                                   (1,593)         (60,484)
     Accrued expenses and other liabilities                             (67,391)          82,795
                                                                    -----------      -----------
Net cash provided by operating activities                               521,753        1,006,326

INVESTING ACTIVITIES
     Acquisitions of, and purchases of equipment for,
       direct financing leases                                         (633,415)        (532,000)
     Repayments of direct financing leases                            1,107,026        1,809,313
     Purchase of equipment for an operating lease                           -0-       (2,800,000)
     Proceeds from early termination of direct financing leases       4,487,861          623,672
     Net lease security deposits repaid                                (187,036)         (34,313)
                                                                    -----------      -----------
     Net cash provided by (used in) investing activities              4,774,436         (933,328)

FINANCING ACTIVITIES
     Net proceeds from (payments on) line-of-credit                  (3,448,403)       1,148,870
     Repayments of long term debt                                      (429,542)        (392,680)
     Distributions paid to partners                                  (1,213,124)      (1,217,702)
     Redemption of partnership units                                     (9,134)        (102,740)
                                                                    -----------      -----------
     Net cash used in  financing activities                          (5,100,203)        (564,252)

Net increase (decrease) in cash and cash equivalents                    195,986         (491,254)
Cash and cash equivalents at beginning of period                          5,928          516,612
                                                                    -----------      -----------
Cash and cash equivalents at end of period                          $   201,914      $    25,358
                                                                    ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Interest paid                                                  $   253,352      $   149,775
     North American miscellaneous receivable written off                493,913              -0-
     North American security deposits of leases written off              99,071              -0-

See accompanying notes

TELECOMMUNICATIONS INCOME FUND X, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.


NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES

Components of the net investment in direct financing leases are as follows:

                                                 June 30, 1998    December 31, 1997
                                                 -------------    -----------------
Lease payments receivable                         $ 15,391,045      $ 22,500,795
Estimated residual values of leased equipment        1,015,848         2,256,257
Unamortized initial direct costs                        49,163            93,855
Unearned lease income                               (3,124,097)       (4,527,844)
Notes receivable                                     1,025,343         1,504,510
                                                  ------------      ------------
Net investment in direct financing leases         $ 14,357,302      $ 21,827,573
                                                  ============      ============


Note C  -- CREDIT ARRANGEMENTS

The Partnership had a line of credit agreement with a bank which expired June 30, 1998. In the absence of a line of credit agreement with the bank, all payments received by the Partnership are required to go towards reducing the loan balance with the bank under the expired agreement. The bank could issue a demand notice whereby the entire line of credit balance would be due immediately. The Partnership does not anticipate this happening, as the bank is adequately collateralized on the existing debt. The General Partner is working to establish a similar agreement with the current lender and is also looking to other lenders to provide a line of credit to the Partnership.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                          Three Months Ended              Six Months Ended
                                          1998           1997           1998           1997
                                       ----------     ----------     ----------     ----------
Results of Operations:
Description
     Lease income                      $  389,713     $  684,184     $1,082,901     $1,419,101
     Interest income                       36,616            -0-         75,236            -0-
     Gain on lease terminations           292,163            133        450,997         37,070
     Management fee expense                46,248         78,002        113,392        168,331
     Interest expense                      70,692         80,386        225,316        148,867
     Depreciation                          24,366        131,234         48,734        145,980
     Provision for possible losses          6,001         45,480         19,003         49,980

Lease income declined during the three month period ended June 30, 1998 as compared to the same period last year, primarily due to the decline in the Partnership's lease portfolio. The Partnership's net investment in direct financing leases has declined approximately $5.2 million from the balance at June 30, 1997. This decrease is attributable to the early termination of certain leases in 1997 and 1998 at the request of the lessee, which enabled the Partnership to recognize gains on the 1998 terminations of $450,997.

Management fees paid to the General Partner represent 5% of the lease and note payments received. These payments have decreased approximately $635,000 in the second quarter of 1998 compared to the same period a year ago. This decrease is due to the early termination of leases as described above and other leases being delinquent in making their lease payments as noted below.

The decrease in interest expense is a result of the Partnership using the proceeds of various lease terminations to reduce the balance of its line of credit.

During the second quarter of 1997, the Partnership entered into an agreement to finance $2.8 million of equipment. The transaction was classified as an operating lease which generated approximately $93,000 of depreciation in the second quarter of 1997. This agreement was subsequently restructured and reclassified to a direct finance lease.

The General Partner has established general and specific loss reserves as follows:

                                                   June 30, 1998      June 30, 1997
                                                   -------------      -------------
General Reserve                                      $516,053           $374,568
Specific Reserve - UTS                                 14,101             28,006
Specific Reserve - VAC                                    -0-             21,000

The General Partner has determined all loss reserves are adequate at June 30, 1998.

As previously discussed in the Partnership's 10-K Report for 1997, the Partnership provided for a specific loss reserve of $3,319,159 at December 31, 1997, equal to the carrying value of the assets leased to North

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

American Communications Group, Inc. ("NACG"). The Partnership foreclosed on these assets in February, 1998. As a result, the assets were removed from the Partnership's books and charged to the specific reserve established at December 31, 1997. An additional $7,069 of assets associated with NACG were also written off in the first quarter of 1998. The Partnership will continue to attempt to sell and/or re-lease these assets. Any amounts received through such efforts will be treated as a recovery of previous charges.

Lease and note payments receivable of 31 or more days past due amounted to $1,240,574 (contract balance remaining of $4,022,005) at June 30, 1998. This represents 7.569% of the Partnership's lease payments receivable. The General Partner continues to monitor these leases and will take whatever steps are necessary to protect the Partnership's interest in these assets.

As of June 30, 1998, there were ten customers with payments over 90 days past due. The contract balance on these accounts was $3,610,426. The General Partner has reviewed these contracts and determined the Partnership's investment in these contracts is sufficiently collateralized.

One lessee, Digital Technologies, has 27 contracts with amounts past due over 90 days. The contract balance remaining on these contracts was $2,379,883 at June 20, 1998. The Partnership's net investment in these contracts at June 30, 1998 was $2,311,690. The value of the equipment associated with this lease exceeds the Partnership's remaining net investment in the equipment. Subsequent to June 30, 1998, management has entered into an agreement for the sale of the equipment associated with the Digital leases. This sale will be in the form of a note agreement and will result in a deferred gain of approximately $318,000 for the Partnership.

The Partnership recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000 and, like other companies, has assessed its computer applications and business processes to provide for their continued functionality. An assessment of the readiness of external entities which it interfaces with, such as vendors, counterparties, customers, payment systems, and others, is ongoing. The Partnership does not expect the cost to address the Year 2000 will be material.

The Partnership has determined that the software it utilizes in its operations is compatible with the Year 2000. The Partnership has not yet fully determined whether the Year 2000 issue has been addressed by all of its customers. If the Partnership's customers have not addressed this issue, it could lead to non-payments of amounts owed to the Partnership. The Partnership has contacted all of its customers regarding this issue. The customers contacted have indicated various stages of readiness. The Partnership will continue to determine customer Year 2000 compliance by follow-up with customers who have indicated non-compliance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

                                                           Six Months Ended
                                                     June 30, 1998   June 30, 1997
----------------------------------------------------------------------------------
Major Cash Sources:
     Principal portion of lease payments  received     $1,107,026     $1,809,313
     Proceeds received on sale of leases                4,487,861        623,672
     Net proceeds from debt                                   -0-      1,148,870

Major Cash Uses:
     Purchase of equipment and leases                     633,415      3,332,000
     Net Payments on debt                               3,877,945        392,680
     Distributions to partners                          1,213,124      1,217,702
----------------------------------------------------------------------------------

The Partnership's line of credit agreement with Firstar Bank expired at June 30, 1998. The General Partner is working to establish a similar agreement with the current lender or other lenders to provide a line of credit agreement to the Partnership. In the absence of a line of credit agreement with Firstar, all payments received by the Partnership are required to go towards reducing the loan balance with Firstar under the expired agreement. The loan balance at December 31, 1997 was $5,354,801. The Partnership has made payments of approximately $3,653,411 since the first of the year to reduce the balance to $1,701,390 at July 31, 1998. If a new line of credit is unattainable, distributions would need to be reduced to reflect cash flow from the existing portfolio.
Lease income would also decline due to lack of funds to invest in new leases. See Footnote C for further discussion.

Digital Technologies has not made a payment since October 1997. The sale of this equipment (see discussion above) to a new customer will result in a monthly payment of approximately $70,600, which will help to improve the Partnership's cash flow situation.

                            PART II OTHER INFORMATION


Item 1.        Legal Proceedings

As reported in the Partnership's 10-K filing for 1997, a foreclosure proceeding was filed on February 20, 1998 by the Partnership and affiliated partnership, Telecommunications Income Fund IX, L.P., against the North American Communication Group, Inc. ("NACG") Leases.

On February 20, 1998, the Partnership filed a Petition to Foreclose Security Interests in the amount of $4,192,979 against NACG, CWC Communications, Inc., North American Communications Corporation (Missouri) d/b/a North American Communications of Georgia, Inc., North American Communications of Mississippi, Incorporated, North American Communications Group, Inc. d/b/a North American Communications of Louisiana, Inc. Troy P. Campbell, Sr. as Guarantor and Archie
W. Welch, Jr. as Guarantor, in the Iowa District Court for Linn County located in Cedar Rapids, Iowa. The Defendants appeared in court and asked for additional time to file their answer which was granted by the court.

On approximately May 20, 1998, Defendants filed a Motion to Dismiss For Lack of Personal Jurisdiction which was opposed by the Plaintiff TIFX. A Hearing was held July 31, 1998, in order for each side to argue the motion before the court. The parties are awaiting the decision of the judge from that hearing before the next step in the foreclosure can take place.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------
                                  (Registrant)




Date  August 10, 1998             /s/ Ronald O. Brendengen
     -----------------            ----------------------------------------------
                                  Ronald O. Brendengen, Chief Financial Officer,
                                  Treasurer



Date  August 10, 1998             /s/ Daniel P. Wegmann
     -----------------            ----------------------------------------------
                                  Daniel P. Wegmann, Controller