Form 10-Q
period 1998-09-30
TELECOMMUNICATIONS INCOME FUND X LP
filed 1998-11-12
CIK 904005

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  ___________

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1998         Commission File Number  0-25574
                                                                         -------
                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------

             (Exact name of Registrant as specified in its charter)


             Iowa                                              42-1401715
             ----                                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


      100 Second Street S.E., Cedar Rapids, Iowa         52401
      ----------------------------------------------------------
      (Address of principal executive offices)         (Zip Code)

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

As of September 30, 1998, 89,653 Units were issued and outstanding. Based on the book value of $127.73 per Unit, the aggregate market value at September 30, 1998 was $11,451,546.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.

                                     INDEX


                                                                                     Page
Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited).

           Balance sheets - September 30, 1998 and December 31, 1997.                  3

           Statements of income and comprehensive income -

                Three months ended September 30, 1998 and
                three months ended September 30, 1997                                  4

                Nine months ended September 30, 1998 and
                nine months ended September 30, 1997                                   5

           Statement of changes in partners' equity -
           nine months ended September 30, 1998                                        6

           Statements of cash flows - nine months ended September 30, 1998
           and nine months ended September 30, 1997                                    7

          Notes to financial statements                                                8


Item 2.   Management's discussion and analysis of financial condition and results
          of operations                                                                9


PART II.  OTHER INFORMATION
--------  -----------------

Item 1.   Legal Proceedings                                                           12


Signatures

                  TELECOMMUNICATIONS INCOME FUND X, L.P.

                          BALANCE SHEETS  (UNAUDITED)


                                                            SEPTEMBER 30, 1998  DECEMBER 31, 1997
                                                            ------------------  -----------------

ASSETS

 Cash and cash equivalents                                       $     651,767     $        5,928
 Available-for-sale security                                             4,496            140,888
 Net investment in direct financing leases
   and notes receivable(Note B)                                     11,833,126         21,827,573
 Allowance for possible losses                                        (338,637)        (3,855,618)
                                                                 -------------     --------------
 Direct financing leases and notes receivable, net                  11,494,489         17,971,955
 Equipment held for sale                                                38,899            112,000
 Intangibles less accumulated amortization
   of $28,186 at September 30, 1998 and
   $30,489 at December 31, 1997                                            362              7,009
 Other assets                                                           68,113            561,375
                                                                 -------------     --------------
TOTAL ASSETS                                                     $  12,258,126     $   18,799,155
                                                                 =============     ==============


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

 Line of credit agreement (Note C)                               $         -0-     $    5,354,801
 Due to affiliates                                                     280,409             23,256
 Distributions payable to partners                                     201,719            202,250
 Accrued expenses and other liabilities                                151,985            223,092
 Lease security deposits                                               172,467            509,544
 Note payable (Note C)                                                     -0-            583,233
                                                                 -------------     --------------
TOTAL LIABILITIES                                                      806,580          6,896,176
                                                                 -------------     --------------

PARTNERS' EQUITY, 100,000 units authorized:
 General partner, 40 units issued and outstanding                        8,523              8,272
 Limited partners, 89,613 units at September 30, 1998
   and 89,849 units at December 31 1997
   issued and outstanding                                           11,582,350         11,927,080
 Gain on redeemed partnership units                                     29,437                -0-
 Accumulated other comprehensive loss                                 (168,764)           (32,373)
                                                                 -------------     --------------
TOTAL PARTNERS' EQUITY                                              11,451,546         11,902,979
                                                                 -------------     --------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                           $  12,258,126     $   18,799,155
                                                                 =============     ==============
See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)



                                                           THREE MONTHS ENDED
                                               SEPTEMBER 30, 1998     SEPTEMBER 30, 1997
                                               ------------------     ------------------
INCOME:

   Lease income                                    $    397,386       $     826,356
   Interest income                                       31,745              14,590
   Gain on lease terminations                           318,827              24,003
   Other                                                 19,780              49,792
                                                   ------------       -------------

Total income                                            767,738             914,741
                                                   ------------       -------------

EXPENSES:

   Management fees                                       44,273              99,028
   Administrative services                               20,999              21,000
   Interest                                              27,318             118,779
   Professional fees                                     25,948               1,292
   Provision for possible losses                         54,056              17,025
   Depreciation                                          24,368             164,368
   Other                                                 40,814              61,021
                                                   ------------       -------------

Total expenses                                          237,776             482,513
                                                   ------------       -------------

Net income                                              529,962             432,228

Other comprehensive loss:
   Unrealized loss on available
     for sale security                                 (115,408)                -0-
                                                   ------------       -------------

Comprehensive income                               $    414,554       $     432,228
                                                   ============       =============


Net income per partnership unit                    $       5.91       $        4.81
                                                   ============       =============

Weighted average partnership units outstanding           89,680              89,892


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)



                                                                           NINE MONTHS ENDED
                                                                SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
                                                                ------------------   ------------------
 INCOME:

    Lease income                                                    $  1,480,287        $  2,245,457
    Interest income                                                      106,981              14,590
    Gain on lease terminations                                           769,824              61,073
    Other                                                                 53,559              59,229
                                                                    ------------        ------------

 Total income                                                          2,410,651           2,380,349
                                                                    ------------        ------------

 EXPENSES:

    Management fees                                                      157,665             267,359
    Administrative services                                               67,777              66,822
    Interest                                                             252,634             267,646
    Professional fees                                                    114,576              66,814
    Provision for possible losses                                         73,059              67,005
    Depreciation                                                          73,102             310,348
    Other                                                                138,855             108,487
                                                                    ------------        ------------

 Total expenses                                                          877,668           1,154,481
                                                                    ------------        ------------

 Net income                                                            1,532,983           1,225,868

 Other comprehensive loss:
    Unrealized loss on available
       for sale security                                                (136,392)                -0-
                                                                    ------------        ------------

 Comprehensive income                                               $  1,396,591        $  1,225,868
                                                                    ============        ============

 Net income per partnership unit                                    $      17.07        $      13.61
                                                                    ============        ============

 Weighted average partnership units outstanding                           89,800              90,084



See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)



                                                                                                 Unrealized
                                                                                                 Gain (Loss)
                                             General                                Gain on      on Available
                                             Partner        Limited Partners       Redeemed       for-Sale        Partners'
                                           (40 Units)     Units         Amount       Units        Security         Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997               $    8,272     89,849     $ 11,927,080   $     -0-     $   (32,373)  $  11,902,979

Net income                                        358         --          517,257         -0-             -0-         517,615

Distributions                                    (270)        --         (606,481)        -0-             -0-        (606,751)


Change in accumulated
  comprehensive loss                              -0-         --              -0-         -0-         (44,964)        (44,964)

                                           ----------------------------------------------------------------------------------

Balance at March 31, 1998                       8,360     89,849       11,837,856         -0-         (77,337)     11,768,879

Withdrawal of limited partners                    -0-        (76)         (19,000)        -0-             -0-         (19,000)

Net income                                        336         --          485,070         -0-             -0-         485,406

Distributions                                    (270)        --         (606,103)        -0-             -0-        (606,373)

Change in accumulated
  comprehensive loss                              -0-         --              -0-         -0-          23,982          23,982

Gain on redeemed units                            -0-         --              -0-       9,866             -0-           9,866
                                           ----------------------------------------------------------------------------------


Balance at June 30, 1998                        8,426     89,773       11,697,823       9,866         (53,355)     11,662,760



Withdrawal of limited partners                    -0-       (160)         (40,000)        -0-             -0-         (40,000)

Net income                                        367         --          529,595         -0-             -0-         529,962

Distributions                                    (270)        --         (605,068)        -0-             -0-        (605,338)

Change in accumulated
  comprehensive loss                              -0-         --              -0-         -0-        (115,409)       (115,409)

Gain on redeemed units                            -0-         --              -0-      19,571             -0-          19,571
                                           ----------------------------------------------------------------------------------


Balance at September 30, 1998              $    8,523     89,613       11,582,350   $  29,437        (168,764)     11,451,546
                                           ==================================================================================

See accompanying notes.

                    TELECOMMUNICATIONS INCOME FUND X, L.P.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                       NINE MONTHS ENDED
                                                           SEPTEMBER 30, 1998       SEPTEMBER 30, 1997
                                                           ------------------       ------------------
OPERATING ACTIVITIES
Net Income                                                   $   1,532,983           $   1,225,868
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Amortization                                                      6,647                   6,647
   Provision for possible losses                                    73,059                  67,005
   Gain on lease terminations                                     (769,823)                (61,073)
   Depreciation                                                     73,102                 310,348
   Changes in operating assets and liabilities:
   Other assets                                                      9,349                (340,290)
   Due to affiliates                                               257,153                 (45,530)
   Accrued expenses and other liabilities                          (71,107)                 91,089
                                                             -------------           -------------
Net cash provided by operating activities                        1,111,363               1,254,064

INVESTING ACTIVITIES
   Acquisitions of, and purchases of equipment for,
     direct financing leases                                    (2,668,204)             (1,160,272)
   Issuance of notes receivable                                        -0-                (535,000)
   Repayments of direct financing leases                         1,429,792               3,036,584
   Repayments of notes receivable                                      -0-                   5,066
   Purchase of equipment for an operating lease                        -0-              (2,800,000)
   Proceeds from early termination of direct financing leases    8,896,024                 880,728
   Net lease security deposits repaid                             (337,077)                (51,386)
                                                             -------------           -------------
   Net cash provided by (used in) investing activities           7,320,535                (624,280)

FINANCING ACTIVITIES
   Net proceeds from (payments on) line-of-credit               (5,354,801)              1,414,881
   Repayments of long term debt                                   (583,233)               (595,496)
   Distributions paid to partners                               (1,818,462)             (1,824,139)
   Redemption of partnership units                                 (29,563)               (112,530)
                                                             -------------           -------------
   Net cash used in financing activities                        (7,786,059)             (1,117,284)

Net increase (decrease) in cash and cash equivalents               645,839                (487,500)
Cash and cash equivalents at beginning of period                     5,928                 516,612
                                                             -------------           -------------
Cash and cash equivalents at end of period                   $     651,767           $      29,112
                                                             =============           =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                             $     295,139           $     266,831
   North American miscellaneous receivable written off             493,913                     -0-
   North American security deposits of leases written off           99,071                     -0-
   Crescent note conversion of all Digital leases                2,631,890                     -0-


See accompanying notes.

TELECOMMUNICATIONS INCOME FUND X, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.


NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES

Components of the net investment in direct financing leases are as follows:

                                                        September 30, 1998        December 31, 1997
                                                        ------------------        -----------------
    Lease payments receivable                              $  13,002,000            $  22,500,795
    Estimated residual values of leased equipment                733,059                2,256,257
    Unamortized initial direct costs                              28,889                   93,855
    Unearned lease income                                     (2,913,617)              (4,527,844)
    Notes receivable                                             982,795                1,504,510
                                                           -------------            -------------
    Net investment in direct financing leases              $  11,833,126            $  21,827,573
                                                           =============            =============



NOTE C --  CREDIT ARRANGEMENTS

The Partnership had a line of credit agreement with a bank which expired June 30, 1998. On September 3, 1998, the Partnership entered into a similar agreement with the previous lender. The new line of credit agreement carries interest at 1% over prime or 9.25% at September 30, 1998. The agreement allows the Partnership to borrow the lessor of $4.0 million, or 40% of the Partnership's Qualified Accounts as defined in the agreement. The agreement expires June 30, 2000 and is secured by substantially all assets of the Partnership. This line of credit is guaranteed by the General Partner and certain affiliates of the General Partner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                          Three Months Ended          Nine Months Ended
                                            1998       1997            1998        1997
                                         ---------  ---------       ----------  ----------
Results of Operations:
Description
----------------------
   Lease income                          $397,386    $826,356       $1,480,287  $2,245,457
   Interest income                         31,745      14,590          106,981      14,590
   Gain on lease terminations             318,827      24,003          769,824      61,073
   Management fee expense                  44,273      99,028          157,665     267,359
   Interest expense                        27,318     118,779          252,634     267,646
   Depreciation                            24,368     164,368           73,102     310,348
   Provision for possible losses           54,056      17,025           73,059      67,005

Lease income declined during the three month period ended September 30, 1998 as compared to the same period last year, primarily due to the decline in the Partnership's lease portfolio. The Partnership's net investment in direct financing leases has declined approximately $5.9 million from the balance at September 30, 1997. This decrease is attributable to the early termination of certain leases in 1997 and 1998 at the request of the lessee, which enabled the Partnership to recognize gains on the 1998 terminations of $769,824.

Management fees paid to the General Partner represent 5% of the lease and note payments received. These payments have decreased approximately $1.1 million in the third quarter of 1998 compared to the same period a year ago. This decrease is due to the early termination of leases as described above and other leases being delinquent in making their lease payments as noted below.

The decrease in interest expense is a result of the Partnership using the proceeds of various lease terminations to reduce the balance of its line of credit. Lease income and interest expense will increase as the Partnership utilizes funds from its line of credit agreement to invest in new leases.

During the second quarter of 1997, the Partnership entered into an agreement to finance $2.8 million of equipment. The transaction was classified as an operating lease which generated approximately $140,000 of depreciation in the third quarter of 1997. This agreement was subsequently restructured and reclassified to a direct finance lease.

The Partnership received 47,962 shares of common stock of Phonetel Corporation as part of a lease financing agreement in 1997. The Partnership has been valuing these shares at market. Due to operational losses sustained by Phonetel, the market value of Phonetel's common stock has decreased significantly, resulting in an unrealized loss of approximately $168,764 as of September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The General Partner has established general and specific loss reserves as follows:


                                      September 30, 1998  September 30, 1997
                                      ------------------  ------------------

   General Reserve                        $316,819            $369,403
   Specific Reserve - UTS                      -0-              15,006
   Specific Reserve - VAC                      -0-              21,000
   Specific Reserve - Property Taxes        21,818                 -0-


The General Partner has determined all loss reserves are adequate at September 30, 1998. As previously discussed in the Partnership's 10-K Report for 1997, the Partnership provided for a specific loss reserve of $3,319,159 at December 31, 1997, equal to the carrying value of the assets leased to North American Communications Group, Inc. ("NACG"). The Partnership foreclosed on these assets in February, 1998. As a result, the assets were removed from the Partnership's books and charged to the specific reserve established at December 31, 1997. An additional $7,069 of assets associated with NACG were also written off in the first quarter of 1998. The Partnership will continue to attempt to sell and/or re-lease these assets. Any amounts received through such efforts will be treated as a recovery of previous charges.

Lease and note payments receivable of 31 or more days past due amounted to $146,819 (contract balance remaining of $5,364,787) at September 30, 1998. This represents 1.01% of the Partnership's lease and note payments receivable. The General Partner continues to monitor these leases and will take whatever steps are necessary to protect the Partnership's interest in these assets.

As of September 30, 1998, there were three customers with payments over 90 days past due. The contract balance on these accounts was $792,754. The General Partner has reviewed these contracts and determined the Partnership's investment in these contracts is sufficiently collateralized.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES
                                                                  Nine Months Ended
                                                      September 30, 1998      September 30, 1997
----------------------------------------------------------------------------------------------------
Major Cash Sources:
-------------------
   Principal portion of lease payments received            $1,429,792              $2,933,812
   Proceeds received on sale of leases                      8,896,024                 880,728
   Net proceeds from debt                                         -0-               1,414,881

Major Cash Uses:
----------------
   Purchase of equipment and leases                         2,668,204               1,160,272
   Net Payments on debt                                     5,938,034                 595,496
   Distributions to partners                                1,818,462               1,824,139
----------------------------------------------------------------------------------------------------

The Partnership has entered into a new line of credit agreement which allows it to borrow the lessor of $4.0 million or 40% of the Partnership's Qualified Accounts. See footnote C for further discussion. The line of credit agreement will allow the Partnership to expand its existing portfolio which will, in turn, increase its cash flow.

                         PART II     OTHER INFORMATION
                                     -----------------


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

In May 1998, Defendants filed a Motion to Dismiss For Lack of Personal Jurisdiction which was opposed by the Plaintiff TIFX. A Hearing was held July 31, 1998, in order for each side to argue the motion before the court. In August, the Court ruled that it had personal jurisdiction against the corporate defendants, but that the Court did not have jurisdiction against the individual
Guarantors.   As a result of that ruling, the Plaintiff TIFX filed a Notice of
Appeal on September 14, 1998 and a Brief in support of that Notice of Appeal will be filed in the very near future.

The corporate defendants filed an Answer denying the allegations in the Petition. Discovery is now going forward in the litigation against the corporate defendants at the same time as the Appeal is moving forward against the individual Guarantors.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------
                                  (Registrant)




Date:  November 10, 1998          Ronald O. Brendengen/s/
       -----------------          ----------------------------------------------
                                  Ronald O. Brendengen, Chief Financial Officer,
                                  Treasurer



Date:  November 10, 1998          Daniel P. Wegmann/s/
       -----------------          ----------------------------------------------
                                  Daniel P. Wegmann, Controller