Form 10-K405
period 1998-12-31
TELECOMMUNICATIONS INCOME FUND X LP
filed 1999-03-31
CIK 904005

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

                   For the fiscal year ended December 31, 1998
           [ ]Transition Report Pursuant to Section 13 or 15(d) of the

                         Securities Exchange Act of 1934

                  For the transition period from _____ to _____
                        Commission file number - 0-25574

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
             (Exact name of registrant as specified in its charter)

          Iowa                                                 42-1401715
-------------------------------                           ------------------
(State or other jurisdiction of                             I.R.S. Employer
incorporation or organization)                            Identification No.)

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

                   Limited Partnership Interests (the "Units")
                   -------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

As of March 19, 1999, 89,347 units were issued and outstanding. Based on the book value at December 31, 1998 of $130.01 per unit, the aggregate market value at March 19, 1999 was $11,616,003.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of the Registration Statement on Form S-1, dated August 27, 1993 are incorporated by reference into Part IV.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
                                     PART I
Item 1.      Business .........................................................3
Item 2.      Properties........................................................5
Item 3.      Legal Proceedings.................................................5
Item 4.      Submission of Matters to a Vote of
                 Unit Holders..................................................5


                                     PART II
Item 5.      Market for the Registrant's Common Equity
                 and Related Stockholders Matters..............................6
Item 6.      Selected Financial Data.......................................... 6
Item 7.      Management's Discussion and Analysis
                 of Financial Condition and
                 Results of Operations.........................................7
Item 8.      Financial Statements and
                 Supplementary Data.......................................... 13
Item 9.      Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure.......................29


                                    PART III
Item 10.     Directors and Executive
                 Officers of the Registrant...................................29
Item 11.     Executive Compensation.......................................... 31
Item 12.     Security Ownership of Certain
                 Beneficial Owners and Management.............................32
Item 13.     Certain Relationships and
                 Related Transactions.........................................32


                                     PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K.....................................................33

SIGNATURES       .............................................................34
EXHIBIT INDEX    .............................................................35


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


The Partnership acquires primarily telecommunications equipment (specifically pay telephones and call processing equipment), that is leased to third parties. The Partnership has also acquired other types of equipment that is generally subject to leases. During 1998 the Partnership acquired equipment with a cost of $5,941,745. All of this equipment has been leased.


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

The equipment purchased by the Partnership consists of advanced technology pay telephones and call processing systems to be used in hotels, hospitals, colleges, universities, and correctional institutions. The Partnership has also purchased and leased other types of equipment.

The Partnership's equipment leases are concentrated in the pay telephones, hotel phone equipment, office equipment, and ATM machines, representing approximately 59%, 0%, 20%, and 17% at December 31, 1998, and 69%, 17%, 4%, and 1% at December
31, 1997, respectively, of the Partnership's direct finance lease portfolio. At December 31, 1996, equipment leases in pay telephones and hotel phone equipment represented 70% and 24% of the lease portfolio, respectively. Two customers each accounted for 21% and 18% of income from direct financing leases during the year ended December 31, 1998. These customers are Murdock Communications Corp. and Hansen Lind Meyer, Inc., respectively.

The leasing industry is very competitive and the Partnership has fewer assets than some of its major competitors. The principal methods of competition include service and price (interest rate).

The Partnership has no employees and utilizes the administrative services of the General Partner for which it pays an administrative service fee.



ITEM 2.  PROPERTIES

The Partnership does not own or lease any real estate. The Partnership's materially important properties consist entirely of equipment under lease. The carrying value of such equipment is represented by the Partnership's investment in direct financing leases, which was $10,676,681 at December 31, 1998. This was comprised primarily of telecommunications equipment, as described in Item 1.


ITEM 3.  LEGAL PROCEEDINGS

A foreclosure proceeding was filed on February 20, 1998 in the Iowa District Court for Linn County located in Cedar Rapids, Iowa against North American Communications Group, Inc. CWC Communications, Inc., North American Communications Corporation (Missouri) d/b/a North American Communications of Georgia, Inc., North American Communications of Mississippi, North American Communications Group, Inc., d/b/a North American Communications of Louisiana, Inc., Troy P. Campbell, Sr. And Archie W. Welch, Jr. for foreclosure of the leased assets. The Partnership included in the foreclosure suit a claim for damages against the guarantors of the leases North American Communications Group, Inc., Troy P. Campbell, Sr. and Archie W. Welch, Jr. in the amount of $4,485,781. The trial court granted defendants Campbell and Welch Motion for Dismissal because of Lack of Personal Jurisdiction and that decision has been appealed. Meanwhile, discovery is proceeding with interrogatories being filed by each side. See Item 7 for additional information regarding the status of the North American Communications Group, Inc. leases.

In December 1998, the Partnership, Telecommunications Income Fund IX, the General Partner, North American Communications Group ("NACG"), and others filed a suit against Shelby County, Tennessee. The County removed that suit from Tennessee State court to Federal Court. The suit alleges, among other things, damages for wrongful termination of the pay phone contract between NACG and Shelby County and racial discrimination by the county against NACG. Shelby County has filed an answer and discovery is in the initial stages.


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


                                                              Number of Partners
                                                                       at
                  Title of Class                               March 19, 1999
                  --------------                              ------------------
                  Limited Partner                                   1,600
                  General Partner                                       1


Distributions are paid to Partners on a monthly basis. Through December 31, 1998 there have been $11,196,776 of distributions paid to Partners during the life of the Partnership. The Partnership has made distributions during the prior three years to Partners of $27.00 per unit totalling $2,422,973, $2,430,890, and $2,442,420 for 1998, 1997, and 1996, respectively. As of December 31, 1998 the Partnership had accrued distributions to Partners of $201,719.


ITEM 6.  SELECTED FINANCIAL DATA

                                                                   YEAR ENDED DECEMBER 31
-------------------------------------------------------------------------------------------------------------------
                                     1998              1997              1996             1995             1994
-------------------------------------------------------------------------------------------------------------------
     Total Revenue              $  2,802,667      $  3,045,703      $  3,704,977     $  3,828,433      $  2,261,020
     Net Income (Loss)             1,664,367       (1,897,893)           196,197        1,551,153         1,295,435
     Total Assets                 12,615,397        18,799,155        21,261,096       27,664,248        25,084,132
     Line of Credit                   15,433         5,354,801         2,607,911        5,685,953         4,109,398
     Bank term loan                      -0-           583,233         1,386,361        2,119,863               -0-
     Provision for
         Possible Losses             199,060         3,628,090         1,092,551          828,911           360,000
     Distributions to Partners     2,422,973         2,430,890         2,442,420        2,442,692         1,555,991
     Earnings (Loss) per Unit          18.54           (21.11)              2.17            17.15             21.22
     Distributions per Unit            27.00             27.00             27.00            27.00             27.00

The above selected financial data should be read in connection with the financial statements and related notes appearing elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Results of Operations                          Year Ended           Year Ended              Year Ended
                                                        Dec. 31, 1998        Dec. 31, 1997           Dec. 31, 1996
                                                        -------------        -------------           -------------
         Description:

                  Lease Income                       $      1,848,567       $    2,843,989        $    3,383,689
                  Gain on Lease Termination                   768,583               85,520               260,706
                  Management Fees                             214,325              353,109               379,655
                  Administrative Services                      84,000               84,000                73,500
                  Interest Expense                            261,211              407,538               692,863
                  Professional Fees                           221,076              131,819               153,717
                  Provision for
                    Possible Losses                           199,060            3,628,090             1,092,551
                  Depreciation                                    -0-               51,031               392,774
                  Impairment Loss                              54,224              205,693               621,000


The decline in lease income is due to the Partnership's investment in direct financing leases steadily declining from $25,861,350 at December 31, 1995 to $10,676,681 at December 31, 1998. This decline in lease financing levels is primarily a result of the Partnership's charge-off of a number of leases within its portfolio due to non-payment of lease receivables, and the early termination of various leases which funded distributions to Partners and repayments of borrowings. The Partnership's investment in direct financing leases decreased from $20,323,063 at December 31, 1997, to $10,676,681 at December 31, 1998,
primarily due to early lease terminations in 1998. The proceeds from these terminations in 1998 were $10,737,743, which enabled the Partnership to recognize a gain on lease terminations of $768,583 in 1998, compared to $85,520 in 1997 and $260,706 in 1996. While these terminations allowed the Partnership to recognize the gain, it also resulted in the lower lease income recorded in 1998.

At the end of a lease term, the Partnership will attempt to sell the equipment under lease to the lessee for an amount equal to or exceeding the residual value booked. Additionally, from time to time, the Partnership will receive a request from a lessee for an early pay-off of their contract. The General Partner will always quote an amount at least equal to the Partnership's net investment and typically will exceed the net investment as evidenced by the net gains recognized by the Partnership on lease terminations.

Certain lessees have requested early termination of their lease contracts with the Partnership. As the payphone industry matures, the capital structure of these lessees has reached a level whereby they are able to secure financing from other sources. When this occurs, the Partnership will normally quote a buyout to the lessee consisting of the entire contract balance remaining plus the residual value of the assets. If this is not acceptable to the lessee, the Partnership will discount the remaining contract payments plus the residual value of the assets. Under either alternative, the Partnership will recognize a gain on the early termination. In addition to some lessees improving capital structure, some lessees have been acquired by other entities whose capital structure is such that they also desire to refinance the equipment under lease to the Partnership. As such, the Partnership's gain on lease terminations can and will vary from year to year based on the number of requests received to terminate leases as well as the size of the contract being terminated. The Partnership uses the cash generated from these early terminations to purchase equipment for investments in direct financing leases with other lessees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Partnership had net income in 1998 of $1,664,367, but had comprehensive income of $2,205,175. The difference of $540,808 is attributable to an unrealized gain on securities available for sale. The Partnership currently has two securities classified as available for sale. One of the securities was purchased in 1998 for $770,250 and gained in value by $676,450 during the year. The other security declined in value by $135,642 in 1998. The net unrealized gain of $540,808 is shown on the income statement as other comprehensive income and is taken directly to partner's equity on the balance sheet, along with carrying the assets at market value.

Management fees are paid to the General Partner and represent 5% of the rental and note payments received. Payments received in each of the three years ended December 31 are as follows:


                                           1998           1997         1996
                                           ----           ----         ----
         Rental Payments Received      $4,286,480     $7,062,180    $7,593,100


The General Partner receives a monthly reimbursement for administrative services provided to the Partnership.

The decrease in interest expense in 1998 is a result of the Partnership borrowing less funds compared to 1997 and 1996. Proceeds from various lease terminations were also used to reduce the line of credit. The Partnership has a line-of-credit agreement with a bank, allowing it to borrow the lesser of $4.0 million or 40% of the Partnership's qualified accounts, as defined in the agreement. The line-of-credit agreement bears interest at a rate of 1.0% above the prime lending rate and contains a minimum monthly charge of $4,000. The balance outstanding under this line-of-credit agreement at December 31, 1998 was $15,433. In August 1995, the Partnership obtained a term loan of $2,350,000 with a bank secured by certain direct financing leases of the Partnership. This term loan was obtained to capitalize on the favorable interest rate of the term loan of 8.91% and to enable the Partnership to write more lease business and enhance the Partnership's return. This term loan was paid off in August 1998.

Professional fees include payments for legal expenses, independent auditing services, tax return preparation, and other accounting assistance. Professional fees are higher in 1998 due to increased legal expenses resulting from litigation regarding the non-payment of lease receivables.

On October 10, 1995, a lessee of the Partnership, Value-Added Communication, Inc. ("VAC"), filed a petition seeking protection under Chapter 11 of the Bankruptcy Act. The Partnership's net investment in its leases with this customer was $1,947,904 at December 31, 1995. The bankruptcy court's Order "Approving Emergency Sale" indicated that of the Partnership's total net investment in direct financing leases with VAC, approximately $226,000 of leases would be purchased from the Partnership by an unrelated third party for approximately $121,000 resulting in a loss to the Partnership of $105,000. The remaining net investment balance of approximately $1.7 million was comprised of several leases of equipment in the hospitality telephone industry. This equipment, however, was not in service. Based upon the best information available to management, it appeared the Partnership would incur a loss of approximately $616,000 on these remaining leases. This amount, therefore, together with the loss of $105,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

expected to be realized on the sale of the assets under the other lease, was recorded as a provision for possible losses specifically related to VAC at December 31, 1995. During 1996, as final settlement on the Partnership's claim to the assets under lease, $580,597 was received from parties to the bankruptcy. An additional loss of $646,307 was recognized in the second quarter of 1996.

On May 6, 1996, a lessee of the Partnership, United Tele-Systems of Virginia, Inc. ("UTS"), filed a Voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code. The bankruptcy petition was dismissed on May 22, 1996 and, in connection therewith, the Partnership exercised its right to manage the assets leased to UTS. The net investment in the leases at the time the assets were repossessed was approximately $686,000. The Partnership, the General Partner, an affiliated partnership and UTS were named in a lawsuit, filed by another creditor of UTS. The creditor was claiming $360,000 in compensatory damages and $350,000 in punitive damages. Based on offers to purchase the pay telephone equipment and an expected settlement offer related to the lawsuit, the Partnership expected to incur a loss upon the sale or re-lease of this equipment. Management charged $464,000 to the provision for possible loan and lease losses for the expected loss in 1996 and reclassified its net investment in the equipment, net of the specific allowance, to equipment under operating leases pending its ultimate sale or re-lease under a direct finance lease. The Equipment was sold during 1997 to another customer with no additional loss to the Partnership. Also, the lawsuit was settled in 1998 with no additional loss to the Partnership.

In May 1995, the Partnership exercised its right to manage the assets leased to Telecable/Continental due to nonpayment of lease receivables. At the time the Partnership assumed management of these assets, its net investment in the leases and notes receivable approximated $2,400,000 and the Partnership subsequently purchased approximately $200,000 of additional equipment. During 1996, $1,431,000 of this net investment was leased to an unrelated third party under a direct financing lease, which was paid off in December 1996. The remaining net equipment cost, which had been depreciated to $938,693 and relates to hotel satellite television equipment, is expected by management to be recovered through the sale of the equipment. Such equipment cost has been adjusted for an impairment loss of $621,000 in 1996, $205,693 in 1997, and $54,224 in 1998 to
reflect management's estimated fair market value of the equipment. The equipment was held for sale by the Partnership throughout 1998.

Due to cash flow problems experienced during 1997 by a lessee of the Partnership, North American Communications Group, Inc. ("NACG"), the Partnership, in an attempt to protect the assets leased to NACG, advanced funds to various entities to whom NACG owed money, subject to either the terms of the leases or to promissory notes which were executed by NACG. The Partnership assisted in arranging a management agreement between NACG and another entity to provide services to customers of NACG associated with the Partnership's leases. In spite of the funds advanced by the Partnership and the management contract, the cash flow of NACG continued to deteriorate. During the last several months of 1997, the General Partner actively solicited bids from parties to purchase the assets associated with the Partnership leases to NACG. Based on the value of similar assets and contract sites, management believed the equipment leased to NACG had substantial value. However, the offers received were not deemed adequate by the General Partner.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Following a refusal by NACG to voluntarily execute a Deed in Lieu of Foreclosure, the General Partner decided to institute a foreclose action against NACG and its affiliates. Finally, the General Partner determined it was no longer economically feasible to continue to advance funds on behalf of NACG, discontinued doing so and informed all site operators of that decision. As a result, the Partnership decided to provide for a specific loss reserve of $3,319,159 at December 31, 1997, which was equal to the carrying value of the leases and advances associated with NACG. The Partnership foreclosed on the assets underlying the leases, and charged off the lease receivables to the specific allowance in February 1998.

The allowance for possible lease losses is based upon a continuing review of past lease loss experience, current economic conditions and the underlying lease asset value of the portfolio. At the end of each quarter a review of the allowance account is conducted. At a minimum it is the Partnership's desire to maintain a loss reserve equal to 1.5 percent of the Partnership's investment in leases and notes, exclusive of any specific reserves. The Partnership currently has a loss reserve (exclusive of specific reserves) of $331,617 or 2.9% of the lease and note portfolio. Management has determined to increase its general allowance due to the loss history of the Partnership.

The Partnership has been unable to collect all of the property taxes it has paid on behalf of customers leasing equipment from the Partnership. As a result, a charge of $50,000 was made in 1998 and $114,677 in 1997 to reflect what management believed to be uncollectible. The Partnership continues to pursue the collection of charged-off tax receivables. Any amounts collected will serve as a recovery against amounts previously written off.

Specific losses or expected losses charged to the provision for possible lease losses are as follows:


                                1998              1997               1996
                            -----------        ----------         ----------
VAC                         $       -0-        $      -0-         $  646,307
UTS                              14,101               -0-            464,000
North American                      -0-         3,319,159                -0-
Telecable/Continental            50,000               -0-                -0-
Property Taxes                   50,000           114,677                -0-
                            -----------        ----------         ----------
         TOTAL              $   114,101        $3,433,836         $1,110,307
                            ===========        ==========         ==========


As of December 31, 1998 there were no customers with payments owed to the Partnership which were over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those customer contracts. Management continues to monitor the contracts in the Partnership's portfolio and will take the necessary steps to protect the Partnership's investment.

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

of a privately offered active limited partnership. As of December 31, 1998, the net proceeds of the private program, TIF IX, and TIF XI have been invested in specific equipment. The activities of the General Partner, in regards to its other leasing activities, has had no impact on the Partnership to date in management's opinion.

The equipment that the Partnership leases is maintained by the lessee, and the lessee is responsible for keeping the equipment upgraded with any improvements that may be developed. The Partnership generally establishes the equipment's residual value at 10% of the equipment's original cost. The Partnership generally expects to realize the residual value by the sale of the equipment at the expiration of the original lease term. The General Partner monitors the maintenance and upgrades to the equipment and expects the Partnership to realize residual values of at least 10%.

The General Partner is not aware of any regulatory issues that may have a substantial negative impact on the telecommunications businesses to whom the Partnership leases equipment. There are and will continue to be regulatory issues in the telecommunications industry that the General Partner will monitor.

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


YEAR 2000 ISSUE: The Partnership recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000. The cost of ensuring systems are compatible with the Year 2000 are not believed to be material. There are no non-information technology processes that the Partnership has identified which would affect its operations. An assessment of the readiness of external entities which it interfaces with, such as vendors, counterparties, customers, and others, is ongoing. At the present the Partnership does not contemplate that any specific charges will be incurred for this assessment, and if there are any related expenditures, does not expect them to be significant. The Partnership does not expect the Year 2000 impact on external parties to have any material adverse impact on the Partnership.

The Partnership is assessing the impact of the Year 2000 issue on information technology and non-information technology systems used by lessees. No lessee is contractually obligated to become Year 2000 compliant or to disclose their capabilities to the Partnership. The Partnership has not yet determined whether the Year 2000 issue has been addressed by all of its customers. The Partnership has contacted some of its customers and will continue to contact its customers in 1999. If the Partnership's customers have not addressed this issue, it could lead to non-payments of amounts owed to the Partnership.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Partnership has determined that the software it utilizes in its operations is compatible with the Year 2000. The Partnership utilizes an unrelated third party for lease servicing. This third party vendor has been contacted and it has been determined that their lease servicing application is year 2000 compliant. A written confirmation regarding compliance of this application has been received from the software developer.

LIQUIDITY AND CAPITAL RESOURCES                          Year Ended            Year Ended         Year Ended
                                                        Dec. 31, 1998        Dec. 31, 1997       Dec. 31, 1996
                                                        -------------        -------------       -------------
Major Cash Sources (Uses):
          Operations                                       $2,033,964           $1,595,449          $1,938,010
          Net Proceeds (payments) from Line of Credit     (5,339,368)            2,746,890         (3,078,042)
          Repayments/Terminations of Leases                12,747,749            5,275,866           9,006,750
          Repayments of Notes Receivable                      872,178                5,490                 -0-
          Purchase of Equipment and Leases                (5,941,745)          (5,233,450)         (4,323,201)
          Distributions to Partners                       (2,422,973)          (2,430,890)         (2,442,420)

The Partnership is required to establish working capital reserves of no less than 1% of the proceeds to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. At December 31, 1998, that working capital reserve, as defined, would be $226,025. Actual cash on hand at December 31, 1998 was $67. While the cash balance is less than the working capital reserve required, the Partnership can borrow on its line of credit to satisfy this requirement.

At December 31, 1998, the Partnership had a line of credit agreement with a bank that allows the Partnership to borrow the lesser of $4.0 million, or 40% of the Partnership's Qualified Accounts as defined in the agreement. As of December 31, 1998, the balance outstanding under this line of credit was $15,433. With the exception of those specific assets pledged as security under the bank term loan agreement discussed below, the line of credit is secured by all assets of the Partnership. Before any funds are borrowed, the Partnership first utilizes all available excess cash. The Partnership's line of credit is used to acquire additional leases as they become available. The line of credit matures on June 30, 2000 and is cancellable by the lender after giving a 90-day notice. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future.

In August 1995, the Partnership obtained a term loan of $2,350,000 with a bank secured by certain direct financing leases of the Partnership. This term loan was obtained to capitalize on the favorable interest rate (8.91%) of the term loan and to enable the Partnership to write more lease business and enhance the Partnership's return. The term loan agreement is collateralized by certain direct financing leases along with a second interest in all other Partnership assets. The agreement is also guaranteed by the General Partner. Covenants under the agreement require the Partnership, among other things, to be profitable, not exceed a 40% debt to original equity raised ratio, and not sell a material portion of its assets. Management obtained a waiver from the lending institution in 1997. This term loan was paid off in August 1998.

Cash flow from operating activities has been less than the distributions to Partners for 1998, 1997, and 1996.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EQUITY PRICE SENSITIVITY
The table below provides information about the Partnership's marketable equity securities that are sensitive to changes in prices. The table presents the carrying amount and fair value at December 31, 1998.

                           Carrying       Fair
                            Amount       Value
                         ----------   ----------
Common Stock-Company A   $1,446,700   $1,446,700
Common Stock-Company B        5,246        5,246
                         ----------   ----------
Total                    $1,451,946   $1,451,946
                         ==========   ==========


The Partnership's primary market risk exposure with respect to marketable equity securities is equity price. The Partnership's general strategy in owning marketable equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the portfolio is derived from the underlying ability of the companies invested in to satisfy debt obligations and their ability to maintain or improve common equity values. At December 31, 1998, the amount at risk was $1,451,946.

INTEREST RATE SENSITIVITY
The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. For notes receivable, the table presents principal cash flows and related weighted average interest by expected maturity dates as of December 31, 1998.

                               (Principal Amount)
         Expected              Fixed Rate                 Average
         Maturity Date         Notes Receivable           Interest Rate
         -------------         ----------------           -------------
         1999                  $ 239,324                  14.2%
         2000                    258,648                  14.0%
         2001                    295,368                  14.0%
         2002                      4,993                  14.0%
                               ---------
         Total                 $ 798,333
                               =========

         Fair Value            $ 798,333
                               =========


The Partnership manages interest rate risk, its primary market risk exposure with respect to notes receivable, by limiting the terms of notes receivable to no more than five years and generally requiring full repayment ratably over the term of the note.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and related information as of and for the years ended December 31, 1998, 1997, and 1996 are included in Item 8:

     Independent Auditors' Report
     Balance Sheets
     Statements of Operations and Comprehensive Income (Loss)
     Statements of Changes in Partners' Equity
     Statements of Cash Flows
     Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Partners
Telecommunications Income Fund X, L.P.

We have audited the accompanying balance sheets of Telecommunications Income Fund X, L.P. as of December 31, 1998 and 1997, and the related statements of operations and comprehensive income (loss), changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Telecommunications Income Fund X, L.P. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Cedar Rapids, Iowa
February 19, 1999

TELECOMMUNICATIONS INCOME FUND X, L.P.

BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


ASSETS (Note 5)                                                    1998           1997
  Cash and cash equivalents                                   $     67,570    $      5,928
  Available-for-sale securities                                  1,451,946         140,888
  Net investment in direct financing leases
    and notes receivable (Note 2)                               11,475,014      21,827,573
  Allowance for possible loan and lease losses (Note 3)           (445,718)     (3,855,618)
                                                              ------------    ------------
  Direct financing leases and notes receivable, net             11,029,296      17,971,955
  Equipment held for sale (Note 4)                                  57,776         112,000
  Intangibles, less accumulated amortization of
    $37,498 in 1998 and $30,489 in 1997                               --             7,009
  Other assets                                                       8,809         561,375
                                                              ------------    ------------
TOTAL                                                         $ 12,615,397    $ 18,799,155
                                                              ============    ============

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Line-of-credit agreement (Note 5)                           $     15,433    $  5,354,801
  Outstanding checks in excess of bank balance                     436,199            --
  Due to affiliates                                                 24,602          23,256
  Distributions payable to partners                                201,719         202,250
  Accrued expenses and other liabilities                           110,868         223,092
  Lease security deposits                                          170,958         509,544
  Note payable (Note 5)                                               --           583,233
                                                              ------------    ------------
           Total liabilities                                       959,779       6,896,176
                                                              ------------    ------------

PARTNERS' EQUITY, 100,000 units authorized (Notes 1 and 6):
  General partner, 40 units issued and outstanding                   7,934           8,272
  Limited partners, 89,613 units in 1998 and 89,849 units
      in 1997 issued and outstanding                            11,139,249      11,927,080
  Unrealized gain (loss) on available-for-sale securities          508,435         (32,373)
                                                              ------------    ------------
           Total partners' equity                               11,655,618      11,902,979
                                                              ------------    ------------

TOTAL                                                         $ 12,615,397    $ 18,799,155
                                                              ============    ============


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND X, L.P.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                1998           1997           1996
REVENUES:
  Income from direct financing leases                       $ 1,848,567    $ 2,843,989    $ 3,383,689
  Gain on lease terminations                                    768,583         85,520        260,706
  Interest and other income                                     185,517        116,194         60,582
                                                            -----------    -----------    -----------
           Total revenues                                     2,802,667      3,045,703      3,704,977
                                                            -----------    -----------    -----------

EXPENSES:
  Management and administrative fees (Note 7)                   298,325        437,109        461,027
  Other general and administrative expenses                     325,480        214,135        248,565
  Interest expense                                              261,211        407,538        692,863
  Depreciation expense                                             --           51,031        392,774
  Provision for possible loan and lease losses (Note 3)         199,060      3,628,090      1,092,551
  Impairment loss on equipment (Note 4)                          54,224        205,693        621,000
                                                            -----------    -----------    -----------
           Total expenses                                     1,138,300      4,943,596      3,508,780
                                                            -----------    -----------    -----------

NET INCOME (LOSS)                                             1,664,367     (1,897,893)       196,197

OTHER COMPREHENSIVE INCOME (LOSS) -
  Unrealized gain (loss) on available for sale securities       540,808         10,943        (43,316)
                                                            -----------    -----------    -----------

COMPREHENSIVE INCOME (LOSS)                                 $ 2,205,175    $(1,886,950)   $   152,881
                                                            ===========    ===========    ===========

NET INCOME (LOSS) ALLOCATED TO:
  General partner                                           $       742    $      (842)   $        87
  Limited partners                                            1,663,625     (1,897,051)       196,110
                                                            -----------    -----------    -----------
                                                            $ 1,664,367    $(1,897,893)   $   196,197
                                                            ===========    ===========    ===========

NET INCOME (LOSS) PER PARTNERSHIP UNIT                      $     18.54    $    (21.11)   $      2.17
                                                            ===========    ===========    ===========

WEIGHTED AVERAGE PARTNERSHIP UNITS
  OUTSTANDING                                                    89,763         89,889         90,455
                                                            ===========    ===========    ===========


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND X, L.P.

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                                                 UNREALIZED
                                                                                                 GAIN (LOSS) ON
                                                   GENERAL                LIMITED PARTNERS        AVAILABLE-         TOTAL
                                                   PARTNER            ----------------------       FOR-SALE         PARTNERS'
                                                 (40 UNITS)            UNITS         AMOUNT       SECURITIES        EQUITY
BALANCE AT DECEMBER 31, 1995                    $     11,187          90,430    $ 18,626,700    $       --      $ 18,637,887

  Net income                                              87            --           196,110            --           196,197

  Distributions to partners
    ($27.00 per unit) (Note 6)                        (1,080)           --        (2,441,340)           --        (2,442,420)

  Withdrawal of limited partners                        --               (60)        (15,000)           --           (15,000)

  Change in unrealized loss on
    available-for-sale security                         --              --              --           (43,316)        (43,316)
                                                ------------          ------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 1996                          10,194          90,370      16,366,470         (43,316)     16,333,348

  Net loss                                              (842)           --        (1,897,051)           --        (1,897,893)

  Distributions to partners
    ($27.00 per unit) (Note 6)                        (1,080)           --        (2,429,810)           --        (2,430,890)

  Withdrawal of limited partners                        --              (521)       (112,529)           --          (112,529)

  Change in unrealized loss on
    available-for-sale security                         --              --              --            10,943          10,943
                                                ------------          ------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 1997                           8,272          89,849      11,927,080         (32,373)     11,902,979

  Net income                                             742            --         1,663,625            --         1,664,367

  Distributions to partners ($27.00 per unit)
    (Note 6)                                          (1,080)           --        (2,421,893)           --        (2,422,973)

  Withdrawal of limited partner                         --              (236)        (29,563)           --           (29,563)

  Change in unrealized gain on
    available-for-sale securities                       --              --              --           540,808         540,808
                                                ------------          ------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1998                    $      7,934          89,613    $ 11,139,249    $    508,435    $ 11,655,618
                                                ============          ======    ============    ============    ============


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND X, L.P.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                1998           1997             1996
OPERATING ACTIVITIES:
  Net income (loss)                                        $  1,664,367    $ (1,897,893)   $    196,197
  Adjustments to reconcile net income (loss) to net cash
    from operating activities:
    Gain on lease terminations                                 (768,583)        (85,520)       (260,706)
    Depreciation of equipment                                      --            51,031         392,774
    Amortization of intangibles                                   7,009           8,863          21,626
    Provision for possible loan and lease losses                199,060       3,628,090       1,092,551
    Impairment loss on equipment                                 54,224         205,693         621,000
    Changes in operating assets and liabilities:
      Other assets                                              552,566        (383,863)         62,691
      Due to affiliates                                           1,346         (66,614)       (162,322)
      Accrued expenses and other liabilities                   (112,224)        135,662         (25,801)
      Outstanding checks in excess of bank balance              436,199            --              --
                                                           ------------    ------------    ------------
           Net cash from operating activities                 2,033,964       1,595,449       1,938,010
                                                           ------------    ------------    ------------

INVESTING ACTIVITIES:
  Investment in available-for-sale security                    (770,250)           --              --
  Acquisitions of, and purchases of equipment for,
    direct financing leases                                  (5,941,745)     (5,233,450)     (4,323,201)
  Repayments of direct financing leases                       2,010,006       3,796,745       3,709,079
  Proceeds from termination of direct financing leases       10,737,743       1,479,121       5,297,671
  Repayments of notes receivable                                872,178           5,490            --
  Issuance of notes receivable                                 (166,000)     (1,510,000)           --
  Net lease security deposits collected (paid)                 (338,586)        (41,832)       (100,188)
                                                           ------------    ------------    ------------
           Net cash from investing activities                 6,403,346      (1,503,926)      4,583,361
                                                           ------------    ------------    ------------

FINANCING ACTIVITIES:
  Proceeds from line-of-credit borrowings                     7,797,857      12,124,666      13,838,858
  Repayments of line-of-credit borrowings                   (13,137,225)     (9,377,776)    (16,916,900)
  Repayment of additional borrowings                           (583,233)       (803,128)       (733,502)
  Distributions and withdrawals paid to partners             (2,453,067)     (2,545,969)     (2,456,178)
                                                           ------------    ------------    ------------
           Net cash from financing activities                (8,375,668)       (602,207)     (6,267,722)
                                                           ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             61,642        (510,684)        253,649

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                               5,928         516,612         262,963
                                                           ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                              $     67,570    $      5,928    $    516,612
                                                           ============    ============    ============

                                                                     (Continued)

TELECOMMUNICATIONS INCOME FUND X, L.P.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONCLUDED)
--------------------------------------------------------------------------------

                                                                                  1998          1997          1996
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                               $   302,529   $   387,992   $   683,925
  Noncash investing and financing activities:
    Available-for-sale security exchanged for payment on lease                       --            --         173,261
    Equipment reclassified from direct financing leases to operating leases          --            --         183,027
    Equipment reclassified from operating leases to held for sale                    --            --         317,693
    Equipment reclassified from operating leases to direct financing leases          --            --       1,381,952
    Change in unrealized gain (loss) on available-for-sale securities             540,808        10,943       (43,316)
    Conversion of leases to notes receivable                                    2,631,890          --            --

See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND X, L.P.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

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

      The Partnership's operations are conducted throughout the United States. The Partnership primarily acquires equipment for lease to third parties under a direct finance arrangement. The lease agreements with individual customers are generally in excess of $500,000 and certain agreements exceed 10% of the Partnership's direct finance lease portfolio (see Note
      2). At any time after December 31, 1999 (or earlier if the General Partner determines it to be in the Partnership's best interest), the Partnership will cease reinvestment in equipment and leases and will begin the orderly liquidation of Partnership assets. The Partnership must dissolve on December 31, 2002, or earlier, upon the occurrence of certain events (see
      Note 6).

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

      CERTAIN RISK CONCENTRATIONS - The Partnership's equipment leases are concentrated in pay telephones, hotel phone equipment, office equipment, and automated teller machines, representing approximately 59%, 0%, 20% and 17% at December 31, 1998 and 69%, 17%, 4% and 1% at December 31, 1997,
      respectively, of the Partnership's direct finance lease portfolio.

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

      AVAILABLE-FOR-SALE SECURITIES - The Partnership has an investment in marketable equity securities classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of partners' equity. At December 31, 1998, the securities had a cost of $943,511 and an estimated fair value of $1,451,946, resulting in an unrealized gain of $508,435 (gross gain of $676,435 and gross loss of $168,000). Fair value is determined using published market prices.

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

      EQUIPMENT - Equipment leased under operating leases was depreciated using the straight-line method over the estimated useful lives of the assets (five years) to the estimated residual value of the equipment at the end of the lease term. Estimated residual values were based on estimates of amounts historically realized by the Partnership for similar equipment and were periodically reviewed by management for possible impairment.

      Equipment held for sale is stated at lower of cost or estimated fair market value.

      INTANGIBLES - Intangibles consisted of organization costs incurred with the formation of the Partnership and financing costs incurred in connection with borrowing agreements. Deferred organization expenses were amortized over a five-year period. Deferred financing costs were amortized over the life of the related debt, which was approximately three years.

      SALE OF DIRECT FINANCE LEASES - The Partnership at times sells direct financing leases, on a limited recourse basis, to lenders in return for a cash payment. In the case of default by the lessee, the lender has a first lien on the underlying leased equipment. In the event the sale or re-lease proceeds from the underlying equipment do not satisfy the remaining lessee's obligation to the lender, the Partnership is responsible for a predetermined amount of that obligation. When the sale of direct finance leases occurs, proceeds from the sale, less the net book value of direct finance leases sold and an estimated loss allowance, are recorded as a component of gain on early termination of leases.

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

      IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for the Partnership's year ended December 31, 1998. Financial statements for earlier periods provided for comparative purposes have been reclassified to conform with the current year presentation as required by SFAS No. 130.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for the Partnership's year ended December 31, 1998. The Partnership operates in one segment.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The recognition of gains or losses resulting from changes in the values of derivatives is based on the use of each derivative instrument and whether it qualifies for hedge accounting. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Partnership has not yet determined the effect of SFAS No. 133 on the financial statements.

2.    NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE

      The Partnership's net investment in direct financing leases and notes receivable consists of the following at December 31, 1998 and 1997:


                                                                           1998               1997
      Minimum lease payments receivable                                $ 12,713,308    $ 22,500,795
      Estimated unguaranteed residual values                                644,853       2,256,257
      Unamortized initial direct costs                                       22,840          93,855
      Unearned income                                                    (2,704,320)     (4,527,844)
      Notes receivable                                                      798,333       1,504,510
                                                                       ------------    ------------
      Net investment in direct financing leases and notes receivable   $ 11,475,014    $ 21,827,573
                                                                       ============    ============

      At December 31, 1998, future minimum payments to be received under the direct financing leases and the estimated unguaranteed residuals to be realized at the expiration of the direct financing leases are as follows:

                                           MINIMUM         ESTIMATED
                                            LEASE        UNGUARANTEED
                                           PAYMENTS        RESIDUAL
                                          RECEIVABLE        VALUES
                                          ----------   --------------
      Years ending December 31:
            1999                         $ 4,040,739   $   122,981
            2000                           3,365,887       226,987
            2001                           2,774,613        81,117
            2002                           1,963,653        55,742
            2003                             568,416       120,014
      Thereafter                                --          38,012
                                         -----------   -----------
      Total                              $12,713,308   $   644,853
                                         ===========   ===========


      The Partnership, General Partner and certain affiliates of the General Partner purchase directly and indirectly a substantial portion of telecommunications equipment under lease from Intellicall, Inc., a publicly-held company. The General Partner's parent and certain limited partners are investors in a limited partnership which owns approximately 5% of the outstanding common stock of Intellicall, Inc. In addition, a principal stockholder of the General Partner's parent is also an investor in this limited partnership.

      Additionally, the Partnership leases equipment to certain companies for which the General Partner or its affiliates have an ownership interest in, provide financing to, or provide investment advisory services for such companies. The Partnership's net investment in direct financing leases with these companies approximated $6,276,688 and $4,367,170 at December 31, 1998 and 1997, respectively.

      Four customers each account for 10% or more of the amount of income from direct financing leases for the years ended December 31, 1998, 1997 and 1996, as follows:

                            1998   1997  1996
      Customer A             18%    9%   --%
      Customer B             --    15     9
      Customer C             --    15    14
      Customer D             21     9    --


3.    ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

      The changes in the allowance for possible loan and lease losses for the years ended December 31, 1998, 1997 and 1996 are as follows:


                                       1998           1997             1996
Balance at beginning of year       $ 3,855,618    $   323,398    $ 1,188,911
  Provision                            199,060      3,628,090      1,092,551
  Charge-offs, net of recoveries    (3,608,960)       (95,870)    (1,958,064)
                                   -----------    -----------    -----------
Balance at end of year             $   445,718    $ 3,855,618    $   323,398
                                   ===========    ===========    ===========


      The allowance for possible loan and lease losses consisted of specific allowances for leases of $114,102, $3,319,159 and $21,000 and a general unallocated allowance of $331,616, $536,459 and $302,398, respectively, at December 31, 1998, 1997 and 1996.

      On October 10, 1995, a lessee of the Partnership, Value-Added Communication, Inc. ("VAC"), filed a petition seeking protection under Chapter 11 of the Bankruptcy Act. The Partnership's net investment in its leases with this customer was $1,947,904 at December 31, 1995. The bankruptcy court's Order "Approving Emergency Sale" indicated that of the Partnership's total net investment in direct financing leases with VAC, approximately $226,000 of leases, would be purchased from the Partnership by an unrelated third party for approximately $121,000 resulting in a loss to the Partnership of $105,000. The remaining net investment balance comprised several leases of equipment in the hospitality telephone industry. This equipment, however, was not in service. Based upon the best information available to management, it appeared the Partnership would sustain some loss with respect to these remaining leases. Management's best estimate of the amount of the loss to the Partnership was that the Partnership may incur a loss of approximately $616,000 on these remaining leases. This amount, therefore, together with the loss of $105,000 expected to be realized on the sale of the assets under the other leases, was recorded as a provision for possible loan and lease losses specifically related to VAC at December 31, 1995. During 1996, as settlement on the Partnership's claim to the assets under lease, $580,597 was received from sale of the assets and from parties to the bankruptcy. Therefore, an additional loss of $646,307 was recognized in 1996.

      On May 6, 1996, a lessee of the Partnership, United Tele-Systems of Virginia, Inc. ("UTS"), filed a Voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code. The bankruptcy petition was dismissed on May 22, 1996 and, in connection therewith, the Partnership exercised its right to manage the assets leased to UTS. The net investment in the leases at the time the assets were repossessed was approximately $686,000. The Partnership, the General Partner, an affiliated partnership and UTS were named in a lawsuit, filed by another creditor of UTS. The creditor was claiming $360,000 in compensatory damages and $350,000 in punitive damages. Based on offers to purchase the pay telephone equipment and an expected settlement offer related to the lawsuit, the Partnership expected to incur a loss upon the sale or re-lease of this equipment. Management charged $464,000 to the provision for possible loan and lease losses for the expected loss in 1996 and reclassified its net investment in the equipment, net of the specific allowance, to equipment under operating leases pending its ultimate sale or re-lease under a direct finance lease. This equipment was sold during 1997 to another customer with no additional loss to the Partnership. Also, the lawsuit was settled in 1998 with no additional loss to the Partnership.

      Due to cash flow problems experienced during 1997 by a lessee of the Partnership, North American Communications Group, Inc. ("NACG"), the Partnership, in an attempt to protect the assets leased to NACG, advanced funds to various entities to whom NACG owed money related to the operation of such leased assets. In addition, the Partnership assisted in arranging a management agreement between NACG and another entity to attempt to improve NACG's cash flow generated by the leased assets. In spite of the funds advanced by the Partnership and the management agreement, the cash flow of NACG continued to deteriorate. During the past several months, the General Partner actively solicited bids from parties to purchase the assets associated with the Partnership leases to NACG. Based on the value of similar assets and contract sites, management believed the equipment leased to NACG had substantial value. However, the offers received were not adequate to cover additional funds which were required to be advanced to keep the equipment sites operating. The General Partner, therefore, determined it was no longer economically feasible to continue to advance funds on behalf of NACG, discontinued doing so and informed all site operators of that decision. As a result, the Partnership decided to provide for a specific allowance of $3,319,159 at December 31, 1997 which was equal to the carrying value of the leases and advances associated with NACG. Such leases and advances were charged-off to the allowance for possible loan and lease losses during 1998.

      The Partnership and an affiliated partnership, Telecommunications Income Fund IX, have initiated a foreclosure action against NACG and the guarantors under the leases and advances seeking sale of the assets and a judgment against NACG and the guarantors for any deficiency. Amounts, if any, received will be credited to the allowance for possible loan and lease losses.

4.    EQUIPMENT HELD FOR SALE

      In May 1995, the Partnership exercised its right to manage the assets leased to Telecable/Continental due to nonpayment of lease receivables. At the time the Partnership assumed management of these assets, its net investment in the leases and notes receivable approximated $2,400,000 and the Partnership subsequently purchased approximately $200,000 of additional equipment. During 1996, $1,431,000 of this net investment was leased to an unrelated third party under a direct financing lease, which was paid off in December 1996. The remaining net equipment cost, which had been depreciated to $938,693 and relates to hotel satellite television equipment, is expected by management to be recovered through the sale of the equipment. Such equipment cost has been adjusted for an impairment loss of $621,000 in 1996, $205,693 in 1997 and $54,224 in 1998, to reflect management's estimated fair market value of the equipment. The equipment was held for sale by the Partnership throughout 1997 and 1998.

5.    BORROWING AGREEMENTS

      The Partnership has a line-of-credit agreement with a bank which bears interest at a variable rate of 8.75%, 9.5% and 10.13% at December 31, 1998, 1997 and 1996, respectively. The agreement was amended August 26, 1998 to extend the maturity date to June 30, 2000, reduce the borrowing amount to the lesser of $4.0 million or 40% of Qualified Accounts, as defined in the agreement, and require minimum monthly interest payments of $4,000 beginning in December 1998. The agreement is cancellable by the lender after giving a 90-day notice and is collateralized by substantially all assets of the Partnership. The line-of-credit is guaranteed by the General Partner and certain affiliates of the General Partner. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future.

      The Partnership also had an installment loan agreement which bore interest at 8.91% and was due in monthly installments through November 1998. The agreement was collateralized by certain direct financing leases and a second interest in all other Partnership assets. The agreement was also guaranteed by the General Partner. The loan was repaid during 1998.

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

7.    MANAGEMENT AND SERVICE AGREEMENTS

      The Partnership pays an equipment management fee, equal to 5% of the amount of gross rental payments received, to the General Partner. During the years ended December 31, 1998, 1997 and 1996, those management fees aggregated $214,325, $353,109 and $387,527, respectively.

      In addition, the General Partner is reimbursed for certain other costs under an administrative services agreement. Amounts incurred by the Partnership pursuant to this agreement amounted to $84,000, $84,000 and $73,500 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

8.    RECONCILIATION OF FINANCIAL AND INCOME TAX REPORTING BASIS

      A reconciliation of net income (loss) for financial reporting purposes with the related amount reported for income tax purposes for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                  1998                           1997                         1996
                         -------------------------    --------------------------    -------------------------
                                              PER                         PER                           PER
                             AMOUNT           UNIT        AMOUNT          UNIT         AMOUNT           UNIT
Net income (loss) for
  financial reporting
  purposes              $ 1,664,367    $     18.54    $(1,897,893)   $    (21.11)   $   196,197    $      2.17
Adjustment to
  convert direct
  financing leases to
  operating leases
  for income tax
  purposes                 (931,343)        (10.37)      (587,372)         (6.53)       490,539           5.43
Net change in
  allowance for
  possible loan and
  lease losses           (3,409,900)        (37.98)     3,532,220          39.29       (865,513)         (9.57)
Gain on  lease
  terminations              673,200           7.49       (715,724)         (7.96)     1,314,157          14.54
                        -----------    -----------    -----------    -----------    -----------    -----------
Net income (loss)
  for income tax
  reporting purposes    $(2,003,676)   $    (22.32)   $   331,231    $      3.69    $ 1,135,380    $     12.57
                        ===========    ===========    ===========    ===========    ===========    ===========


9.    DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value amounts disclosed below are based on estimates prepared by management of the Partnership based on valuation methods appropriate in the circumstances. Generally accepted accounting principles do not require disclosure for lease contracts. The carrying amount for financial instruments included among cash and cash equivalents, line-of-credit agreement, and other short-term payables approximates their fair value because of the short maturity of those instruments or the variable interest rate feature of the instrument. Also, the Partnership's available-for-sale securities are reported at market value. The estimated fair value of other significant financial instruments are based principally on discounted future cash flows at rates commensurate with the credit and interest rate risk involved.

      The estimated fair values of the Partnership's other significant financial instruments are as follows at December 31, 1998 and 1997:

                                    1998                           1997
                         -------------------------   ---------------------------
                          CARRYING         FAIR        CARRYING          FAIR
                          AMOUNT          VALUE         AMOUNT           VALUE
      Note payable       $     --     $     --       $  583,233       $  577,030
      Notes receivable      798,333      798,333      1,504,510        1,504,510

                                   * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 10. DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT

         A.    The General Partner of the registrant:

               Berthel Fisher & Company Leasing, Inc., an Iowa corporation.

         B.    Executive officers of the General Partner of the Registrant:

       Thomas J. Berthel (age 47) - Mr. Berthel is the Chief Executive Officer and Director of the General Partner, a position he has held since the General Partner's inception in 1988. Mr. Berthel is also President and a Director of the General Partner's parent, Berthel Fisher & Company, Inc. ("Berthel Fisher"), which he founded in 1985, and Berthel Fisher's other subsidiaries, Berthel Fisher & Company Financial Services, Inc.; Berthel Fisher & Company Management Corp.; Berthel Fisher & Company Planning, Inc.; and one other corporation which acts as general partner of a separate private program. He also serves as the Chairman of the Board and Director of Amana Colonies Golf Course, Inc. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa
(1974). From 1974 to 1982, Mr. Berthel was President and majority shareholder of Insurance Planning Services Corporation in Maquoketa, Iowa, which was engaged in the operation of a securities and insurance business. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. Mr. Berthel is also a Certified Life Underwriter. Mr. Berthel also serves as an individual general partner of the limited partnership referred to above. Mr. Berthel received a MBA degree from the University of Iowa in 1993.

       Ronald O. Brendengen (age 44) - Mr. Brendengen is the Treasurer, Chief Financial Officer, and a Director (1988 to present) of the General Partner. He was elected to his current offices in October 1996. He served as Treasurer and Chief Financial Officer since October 1996. He has also served as Secretary (1994 - March, 1995), Treasurer (1988 - August 1995) and Chief Financial Officer (1994 - August 1995) of the General Partner. He served as Controller (1985-1993), Treasurer (1987-present), Chief Financial Officer, Secretary and a Director (1987-present), and was also elected Chief Operating Officer in January 1998, of Berthel Fisher & Company, the parent company of the General Partner. Mr. Brendengen serves as the Treasurer, Chief Financial Officer and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. He also serves in various offices and as a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.

       Nancy L. Lowenberg (age 40) - Ms. Lowenberg has been elected Vice President and Chief Operating Officer of the General Partner beginning January 2, 1997. From September 1986 to December 1996, Ms. Lowenberg was employed by Firstar Bank Iowa, N.A., in Cedar Rapids. Since 1989, Ms. Lowenberg was Vice President Commercial Loans. As Vice President Commercial Loans, she was relationship manager for 62 accounts with approximately $70,000,000 of committed credit. She had responsibility for credit quality, annual review and maintenance of existing accounts and business development. From 1981-1986, Ms. Lowenberg was employed by Firstar Bank Systems. Ms. Lowenberg received her Bachelor of Science Agricultural Business with a minor in Finance in 1981 from Iowa State University, Ames, Iowa.

ITEM 11.  EXECUTIVE COMPENSATION


          Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last three years to the General Partner:


(A)                           (B)        (C)                        (C1)             (C2)              (D)
                                                                                     Securities of
                                                                                     property
                                                                                     insurance        Aggregate
                                                                                     benefits or      of
                                         Cash and Cash                               reimbursement    contingent
Name of individual            Year       equivalent forms                            personal         or forms of
and capacities served         Ended      of remuneration           Fees              benefits         remuneration
------------------------------------------------------------------------------------------------------------------
Berthel Fisher & Co.          1998                $0              $298,325            $0                  $0

Leasing, Inc.                 1997                $0              $437,109            $0                  $0

General Partner               1996                $0              $453,165            $0                  $0


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



      (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the Partnership Units.

      (b) The General Partner of the Registrant owns Units of the Registrant set forth in the following table.


      (1)                     (2)                          (3)                      (4)

                      Name and Address of          Amount and Nature of
Title of Class        Beneficial Ownership         Beneficial Ownership       Percent of Class
--------------        --------------------         --------------------       ----------------

         Units        Berthel Fisher & Co.         Forty (40) Units;             0.04%
                      Leasing, Inc.                sole owner.
                      100 2nd Street S.E.
                      Cedar Rapids, IA 52401


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Related party transactions are described in Notes 2 and 7 of Notes to Financial Statements.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



     (a)      1.  Financial Statements.

                                                                        Page No.

              Balance Sheets at December 31, 1998 and December 31, 1997     15

              Statements of Operations and Comprehensive Income (Loss)
              for the years ended December 31, 1998, December 31, 1997
              and December 31, 1996                                         16

              Statements of Changes in Partners' Equity for the years ended December 31, 1998, December 31, 1997 and
              December 31, 1996                                             17

              Statements of Cash Flows for the years ended December
              31, 1998, December 31, 1997 and December 31, 1996             18

              Notes to Financial Statements                                 20


              2.       Financial Statements Schedules

              Information pursuant to Rule 12-09 (Schedule II) is included in the financial statements and notes thereto.

              3.       Exhibits

                       3,4 Amended and Restated Agreement of Telecommunications Income Fund X, L.P. currently in effect dated as of August 19, 1993(1)

              6.       Reports on Form 8-K
                       No reports on Form 8-K were filed in the fourth quarter of 1998.




-----------------------

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


                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------
                                  (REGISTRANT)

By Berthel Fisher & Company Leasing, Inc.

By: /s/ Thomas J. Berthel                                   Date: March 24, 1999
   --------------------------------------
Thomas J. Berthel
President

By Berthel Fisher & Company Leasing, Inc.

By: /s/ Ronald O. Brendengen                               Date: March 24, 1999
   --------------------------------------
Ronald O. Brendengen
Chief Financial Officer, Treasurer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  Thomas J. Berthel                                      Date: March 24, 1999
----------------------------------------------------
Thomas J. Berthel
Chief Executive Officer
President, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

/s/ Nancy L. Lowenberg                                      Date: March 24, 1999
----------------------------------------------------
Nancy L. Lowenberg
Executive Vice President, General Mgr., Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

/s/ Ronald O. Brendengen                                    Date: March 24, 1999
----------------------------------------------------
Ronald O. Brendengen
Treasurer, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

/s/ Daniel P. Wegmann                                       Date: March 24, 1999
--------------------------------------------
Daniel P. Wegmann
Controller
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

                                  EXHIBIT INDEX




       3,4  Amended and Restated Agreement of
            Telecommunications Income Fund IX, L.P. currently in effect dated as of August 12, 1991 (1)




---------------------
       (1)      Incorporated herein by reference to Partnership
                Exhibit A to the prospectus included in the Partnership's post effective amendment No. 4 to Form S-1 registration statement filed on December 22, 1992.