Form 10-Q
period 1999-03-31
TELECOMMUNICATIONS INCOME FUND X LP
filed 1999-05-12
CIK 904005

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1999         Commission File Number:   0-25574
                                                                      ---------

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------
             (Exact name of Registrant as specified in its charter)

                     Iowa                               42-1401715
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

As of April 27, 1999, 89,267 units were issued and outstanding. Based on the book value at March 31, 1999 of $132.26 per unit, the aggregate market value at April 27, 1999 was $11,806,453.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.

                                      INDEX



                                                                          Page
Part I.  FINANCIAL INFORMATION                                            ----
------------------------------

Item 1.  Financial Statements (unaudited)

           Balance Sheets - March 31, 1999 and December 31, 1998             3

           Statements of Income and Comprehensive Income - three months
           ended March 31, 1999 and three months ended March 31, 1998        4

           Statement of Changes in Partners' Equity - three months ended
           March 31, 1999                                                    5

           Statements of Cash Flows - three months ended March 31, 1999
           and three months ended March 31, 1998                             6

           Notes to Financial Statements                                     7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8


Item 3.  Quantitative and Qualitative Disclosures About Market Risk         11



Part II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                  11


Signatures                                                                  12

                     TELECOMMUNICATIONS INCOME FUND X, L.P.

                           BALANCE SHEETS (UNAUDITED)

                                            March 31, 1999  December 31, 1998
                                            --------------  -----------------
ASSETS

   Cash and cash equivalents                  $    79,905      $    67,570
   Available-for-sale securities                2,016,637        1,451,946
   Net investment in direct financing
        leases and notes receivable (Note B)   13,065,419       11,475,014
   Allowance for possible losses                 (548,421)        (445,718)
                                              -----------      -----------
   Direct financing leases and notes
        receivable, net                        12,516,998       11,029,296
   Equipment held for sale                         57,776           57,776
   Other assets                                    33,652            8,809
                                              -----------      -----------

TOTAL ASSETS                                  $14,704,968      $12,615,397
                                              ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

   Line of credit agreement (Note C)          $ 2,292,926      $    15,433
   Outstanding checks in excess of
        bank balance                                  -0-          436,199
   Due to affiliates                               67,156           24,602
   Distributions payable to partners              201,076          201,719
   Accrued expenses and other liabilities         156,420          110,868
   Lease security deposits                        167,851          170,958
                                              -----------      -----------
   TOTAL LIABILITIES                            2,885,429          959,779
                                              -----------      -----------

PARTNERS' EQUITY, 100,000 units authorized:
   General partner, 40 units issued
        and outstanding                             7,765            7,934
   Limited partners, 89,327 and 89,613 units
        issued and outstanding at March 31,
        1999 and December 31, 1998             10,738,648       11,139,249
   Unrealized gain on available-for-sale
        securities                              1,073,126          508,435
                                              -----------      -----------
   TOTAL PARTNERS' EQUITY                      11,819,539       11,655,618
                                              -----------      -----------

TOTAL LIABILITIES & PARTNERS' EQUITY          $14,704,968      $12,615,397
                                              ===========      ===========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                   Three Months Ended
                                            -------------------------------
                                            March 31, 1999   March 31, 1998


INCOME:
   Lease income                               $   398,903      $   693,188
   Interest income                                 54,342           38,620
   Gain on lease terminations                       1,735          158,834
   Other                                           10,619           11,066
                                              -----------      -----------
Total Income                                      465,599          901,708
                                              -----------      -----------


EXPENSES:
   Management fees                                 54,888           67,144
   Administrative services                         21,000           23,866
   Interest                                        34,867          154,624
   Professional fees                               47,054           47,107
   Provision for possible losses                   64,103           13,002
   Depreciation                                       -0-           24,368
   Other                                           18,156           53,982
                                              -----------      -----------
Total expenses                                    240,068          384,093
                                              -----------      -----------

Net income                                        225,531          517,615

Other comprehensive income:
   Unrealized gain (loss) on
        available-for-sale securities             564,691          (44,964)
                                              -----------      -----------

Comprehensive income                          $   790,222      $   472,651
                                              ===========      ===========

Net income per partnership unit               $      2.52      $      5.76
                                              ===========      ===========

Weighted average partnership
   units outstanding                               89,471           89,889

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)


                                   General                         Unrealized       Total
                                   Partner     Limited Partners     Gain on      Partners'
                                 (40 Units)   Units      Amount    Securities      Equity
--------------------------------------------------------------------------------------------


Balance at December 31, 1998      $ 7,934    89,613  $11,139,249   $  508,435    $11,655,618

Net income                            101        --      225,430           --        225,531

Distributions to partners            (270)       --     (603,977)          --       (604,247)

Withdrawal of limited partners         --      (286)     (22,054)          --        (22,054)

Change in unrealized gain on
   available-for-sale securities       --        --           --      564,691        564,691
                                  ----------------------------------------------------------


Balance at March 31, 1999         $ 7,765    89,327  $10,738,648   $1,073,126    $11,819,539
                                  ==========================================================



See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED
                                            MARCH 31, 1999   MARCH 31, 1998
                                            --------------   --------------
OPERATING ACTIVITIES
Net Income                                    $   225,531      $   517,615
Adjustments to reconcile net income to
   net cash from operating activities:
   Amortization                                     4,821            2,130
   Provision for possible losses                   64,103           13,002
   Gain on lease terminations                      (1,735)        (158,834)
   Depreciation                                       -0-           24,368
Changes in operating assets and liabilities:
   Other assets                                   (24,843)         (93,518)
   Outstanding checks in excess of
        bank balance                             (436,199)             -0-
   Due to affiliates                               42,554          545,753
   Accrued expenses and other liabilities          45,552           (3,183)
                                              -----------      -----------
Net cash from operating activities                (80,216)         847,333
                                              -----------      -----------

INVESTING ACTIVITIES
Acquisitions of, and purchases of
   equipment for direct financing leases       (1,886,783)        (433,415)
Repayments of direct financing leases             621,313          552,721
Proceeds from early termination of
   direct financing leases                         30,705        1,357,825
Net lease security deposits repaid                 (3,107)         (47,831)
Issuance of notes receivable                     (376,000)             -0-
Repayments of notes receivable                     55,875              -0-
                                              -----------      -----------
Net cash from investing activities             (1,557,997)       1,429,300
                                              -----------      -----------

FINANCING ACTIVITIES
Borrowings from line of credit                  3,208,930              -0-
Net repayments of line of credit                 (931,437)      (1,415,231)
Repayments of long term debt                          -0-         (212,453)
Distributions and withdrawals paid
   to partners                                   (626,945)        (606,751)
                                              -----------      -----------
Net cash from financing activities              1,650,548       (2,234,435)
                                              -----------      -----------

Net increase in cash and cash equivalents          12,335           42,198
Cash and cash equivalents at beginning
   of period                                       67,570            5,928
                                              -----------      -----------
Cash and cash equivalents at end of period    $    79,905      $    48,126
                                              ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                 $    19,407      $   152,259
North American miscellaneous
   receivable written-off                             -0-          483,913
North American security deposits on
   leases written-off                                 -0-           99,071
Unrealized gain (loss) on securities
   available for sale                             564,691          (44,964)

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE

Components of the net investment in direct financing leases and notes receivable are as follows:

                                            March 31, 1999  December 31, 1998
                                            --------------  -----------------
   Lease payments receivable                  $14,053,368      $12,713,308
   Estimated residual values of
        leased equipment                          781,244          644,853
   Unamortized initial direct costs                19,526           22,840
   Unearned lease income                       (2,907,177)      (2,704,320)
   Notes receivable                             1,118,458          798,333
                                              -----------      -----------
   Net investment in direct financing
       leases and notes receivable            $13,065,419      $11,475,014
                                              ===========      ===========

Due to cash flow problems experienced during 1997 by a lessee of the Partnership, North American Communications Group, Inc. ("NACG"), the Partnership, in an attempt to protect the assets leased to NACG, advanced funds to various entities to whom NACG owed money related to the operation of such leased assets. In addition, the Partnership assisted in arranging a management agreement between NACG and another entity to attempt to improve NACG's cash flow generated by the leased assets. In spite of the funds advanced by the Partnership and the management agreement, the cash flow of NACG continued to deteriorate. The General Partner actively solicited bids from parties to purchase the assets associated with the Partnership leases to NACG. Based on the value of similar assets and contract sites, management believed the equipment leased to NACG had substantial value. However, the offers received were not adequate to cover additional funds that were required to be advanced to keep the equipment sites operating. The General Partner, therefore, determined it was no longer economically feasible to continue to advance funds on behalf of NACG, discontinued doing so and informed all site operators of that decision. As a result, the Partnership decided to provide for a specific allowance of $3,319,159 at December 31, 1997, which was equal to the carrying value of the leases and advances associated with NACG. The Partnership foreclosed on the assets underlying the leases and charged-off the lease receivables to the specific allowance during 1998.

The Partnership and an affiliated partnership, Telecommunications Income Fund IX, have initiated a foreclosure action against NACG and the guarantors under the leases and advances seeking the sale of the assets and a judgment against NACG and the guarantors for any deficiency. The Partnership received a settlement of $105,000 in the first quarter of 1999, and credited this to the allowance for possible loan and lease losses.

Note C -- CREDIT ARRANGEMENTS

The Partnership has a line-of-credit agreement with a bank that carries interest at 1% over prime (8.75% at March 31, 1999). The agreement was amended August 26, 1998 to extend the maturity date to June 30, 2000, reduce the borrowing amount to the lesser of $4.0 million, or 40% of the Partnership's Qualified Accounts, as defined in the agreement, and require minimum monthly interest payments of $4,000 beginning in December 1998. The agreement is cancelable by the lender after giving a 90-day notice and is collateralized by substantially all assets of the Partnership. The line-of-credit is guaranteed by the General Partner and certain affiliates of the General Partner. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
                                                    Three Months Ended
   Description                               March 31, 1999   March 31, 1998
   -----------                               --------------   --------------
       Lease and interest income              $   453,245      $   731,808
       Gain on lease terminations                   1,735          158,834
       Management fee expense                      54,888           67,144
       Interest expense                            34,867          154,624
       Provision for possible losses               64,103           13,002
       Other expenses                              18,155           53,982

Lease and interest income decreased for the three-month period ended March 31, 1999 as compared to the same period in 1998 due to a decrease in the net investment in direct financing leases and notes receivable. The decrease in net investment in direct financing leases is attributable to the early termination of certain leases in 1998 at the request of the lessees and the write-off of the NACG leases discussed in Note B to the financial statements. The early terminations enabled the Partnership to recognize gains on terminations of $158,834 in the first quarter of 1998. The net investment in leases and notes decreased from $17,575,044 at March 31, 1998 to $13,065,419 at March 31, 1999.

Net Income for the first quarter of 1999 was $225,532, while comprehensive income was $790,223. The difference of $564,691 is attributable to the unrealized gain on available-for-sale securities. The Partnership owns two securities and carries these on the balance sheet at fair value, recording the unrealized gain as an increase to partners' equity. One security increased in value $566,100, while the other decreased in value $1,409.

Management fees are paid to the General Partner and represent 5% of the gross rental payments received. Rental payments decreased from $1,342,880 in the three months ended March 31, 1998 to $1,097,760 for the three months ended March 31, 1999. These decreases are attributed to the early termination of certain leases as described above.

The decrease in interest expense is a result of the Partnership's lower loan balances in the 1st quarter of 1999 compared to the same period in 1998. At March 31, 1998 the balance on the line of credit was $3,939,570, while at March 31, 1999 the balance was $2,292,926. The Partnership had notes payable of $370,780 outstanding at March 31, 1998 which were paid off in their entirety in 1998, resulting in less interest expense.

The provision for possible losses increased for the first quarter of 1999 compared to the same period a year ago due to the acquisition of leases in 1999. As discussed in Note B to the financial statements, the Partnership received a settlement from NACG in the amount of $105,000 in the first quarter of 1999, and credited this to the allowance for possible loan and lease losses. The Partnership provides for an estimated reserve, which was $548,421 at March 31, 1999, or 4.2% of the lease and notes receivable portfolio of $13,065,419. The General Partner has determined all loss reserves are adequate at March 31, 1999. The General Partner has established general and specific loss reserves as follows:

                                           March 31, 1999   March 31, 1998
                                           --------------   --------------
        General Reserve                       $   431,803      $   534,455
        Specific Reserve - UTS                     14,101           15,006
        Specific Reserve - TeleCable               50,000              -0-
        Specific Reserve - Property Taxes          52,517              -0-
                                              -----------              ---
        Total Reserves                        $   548,421      $   549,461
                                              ===========      ===========

At March 31, 1999, one customer was past due over 90 days. The contract balance remaining for this customer was $25,343 at March 31, 1999, while the Partnership's net investment in this contract was $22,245. When a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract.

Other expenses decreased primarily due to $25,761 of costs incurred in the first quarter of 1998 as a result of the foreclosure action against NACG as discussed in note B to the financial statements.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, office and computer equipment, and ATM machines, representing approximately 52%, 21%, and 17%, respectively, of the portfolio at March 31, 1999. Four lessees account for approximately 64% of the Partnership's portfolio at March 31, 1999.

YEAR 2000 ISSUE: The Partnership recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000. The costs of ensuring systems are compatible with the Year 2000 are not believed to be material. There are no non-information technology processes that the Partnership has identified which would affect its operations. An assessment of the readiness of external entities which it interfaces with, such as vendors, counterparties, customers, and others, is ongoing. At present the

Partnership does not contemplate that any specific charges will be incurred for this assessment or any other costs directly related to fixing Year 2000 issues, and if there are any related expenditures, does not expect them to be significant.

The Partnership is assessing the impact of the Year 2000 issue on information technology and non-information technology systems used by lessees. No lessee is contractually obligated to become Year 2000 compliant or to disclose their capabilities to the Partnership. The Partnership has not yet determined whether the Year 2000 issue has been addressed by all of its customers. The Partnership has contacted some of its customers and will continue to contact its customers in 1999. In a worst case scenario, the inability of lessees to be Year 2000 compliant could result in delayed or no payment of amounts due to the Partnership. The Partnership has no contingency plans at this time to alleviate this worst case scenario should it be encountered.

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

LIQUIDITY AND CAPITAL RESOURCES
                                        Three Months Ended  Three Months Ended
                                           March 31, 1999     March 31, 1998
                                           --------------     --------------
MAJOR CASH SOURCES:
Proceeds received on sale of leases          $    30,704       $ 1,357,825
Repayments of direct financing leases            677,188           552,721
Borrowings from line of credit                 3,208,930               -0-

MAJOR CASH USES:
Purchase of equipment and leases               2,262,783           433,415
Payments on line of credit and other debt        931,437         1,627,684
Distributions and withdrawals
   paid to partners                              626,945           606,751

The Partnership has a line-of-credit agreement with a bank that carries interest at 1% over prime (8.75% at March 31, 1999). The agreement was amended August 26, 1998 to extend the maturity date to June 30, 2000, reduce the borrowing amount to the lesser of $4.0 million, or 40% of the Partnership's Qualified Accounts, as defined in the agreement, and require minimum monthly interest payments of $4,000 beginning in December 1998. The agreement is cancelable by the lender after giving a 90-day notice and is collateralized by substantially all assets of the Partnership. The line-of-credit is guaranteed by the General Partner and certain affiliates of the General Partner. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future.

The Partnership is required to establish working capital reserves of no less than 1% of the proceeds to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. These funds are available under the Partnership's line of credit.

At March 31, 1999, adequate cash is being generated to make projected distributions, however, net income continues to remain below amounts distributed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EQUITY PRICE SENSITIVITY
The table provides information about the Partnership's marketable equity securities that are sensitive to changes in prices. The table presents the carrying amount and fair value at March 31, 1999.

                                          Carrying Amount       Fair Value
        Common Stock-Company A                $ 2,012,800      $ 2,012,800
        Common Stock-Company B                      3,837            3,837
                                              -----------      -----------
        Total                                 $ 2,016,637      $ 2,016,637
                                              ===========      ===========

The Partnership's primary market risk exposure with respect to marketable equity securities is equity price. The Partnership's general strategy in owning marketable equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the portfolio is derived from the underlying ability of the companies invested in to satisfy debt obligations and their ability to maintain or improve common equity values. At March 31, 1999, the amount at risk was $2,016,637.

INTEREST RATE SENSITIVITY
The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. For notes receivable, the table presents principal cash flows and related weighted average interest by expected maturity dates as of March 31, 1999.

                                                                   Average
        Expected Maturity Date      Principal Balance Due    Interest Rate
        ----------------------      ---------------------    -------------
        1999                                    $ 238,025            14.2%
        2000                                      342,190            14.0%
        2001                                      391,367            14.0%
        2002                                      117,222            14.0%
        2003                                       29,654            14.0%
                                              -----------
        Total                                 $ 1,118,458
                                              ===========

        Fair Value                            $ 1,118,458
                                              ===========

The Partnership manages interest rate risk, its primary market risk exposure with respect to notes receivable, by limiting the terms of notes receivable to no more than five years and generally requiring full repayment ratably over the term of the note.


                                     PART II

Item 1. Legal Proceedings
None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                  (Registrant)


Date: 5/11/1999                      Ronald O. Brendengen /s/
                                     -------------------------------------
                                     Ronald O. Brendengen, Chief Financial
                                     Officer, Treasurer


Date: 5/11/1999                      Daniel P. Wegmann /s/
                                     -------------------------------------
                                     Daniel P. Wegmann, Controller