Form 10-Q
period 1999-06-30
TELECOMMUNICATIONS INCOME FUND X LP
filed 1999-08-11
CIK 904005

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended June 30, 1999 Commission File Number 0-25574
                                                                  -------

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------

             (Exact name of Registrant as specified in its charter)


        Iowa                                                      0-25574
        ----                                                      -------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                100 Second Street S.E., Cedar Rapids, Iowa 52401
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

As of August 3, 1999, 89,207 units were issued and outstanding. Based on the book value of $121.92 per unit, the aggregate market value at August 3, 1999 was $10,876,117.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.

                                      INDEX



Part I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

         Balance Sheets - June 30, 1999 and December 31, 1998                                             3

         Statements of Income and Comprehensive Income (Loss) -
         three months ended June 30, 1999 and three months ended June 30, 1998                            4
         six months ended June 30, 1999 and six months ended June 30, 1998                                5

         Statement of Changes in Partners' Equity - six months ended June 30, 1999                        6

         Statements of Cash Flows - six months ended June 30, 1999 and six
         months ended June 30, 1998                                                                       7

         Notes to Financial Statements                                                                    8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                       12

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                13



Signatures                                                                                                14

                     TELECOMMUNICATIONS INCOME FUND X, L.P.

                           BALANCE SHEETS (UNAUDITED)


                                                         June 30, 1999   December 31, 1998
                                                         -------------   -----------------
ASSETS
   Cash and cash equivalents                              $     39,292    $     67,570
   Available-for-sale securities                             1,450,057       1,451,946
   Net investment in direct financing leases
     and notes receivable (Note B)                          12,759,773      11,475,014
   Allowance for possible losses                              (542,828)       (445,718)
                                                          ------------    ------------
   Direct financing leases and notes receivable, net        12,216,945      11,029,296
   Equipment held for sale (Note D)                             57,776          57,776
   Other assets                                                 30,553           8,809
                                                          ------------    ------------

TOTAL ASSETS                                              $ 13,794,623    $ 12,615,397
                                                          ============    ============


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
   Line of credit agreement (Note C)                      $  2,415,670    $     15,433
   Outstanding checks in excess of bank balance                     --         436,199
   Due to affiliates                                            17,806          24,602
   Distributions payable to partners                           200,851         201,719
   Accrued expenses and other liabilities                      116,165         110,868
   Lease security deposits                                     160,456         170,958
                                                          ------------    ------------
TOTAL LIABILITIES                                            2,910,948         959,779
                                                          ------------    ------------

PARTNERS' EQUITY, 100,000 units authorized:
   General partner, 40 units issued and outstanding              7,602           7,934
   Limited partners, 89,227 and 89,613 units issued and
     outstanding at June 30, 1999 and December 31, 1998     10,369,528      11,139,249
   Unrealized gain on available-for-sale securities            506,545         508,435
                                                          ------------    ------------
TOTAL PARTNERS' EQUITY                                      10,883,675      11,655,618
                                                          ------------    ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                    $ 13,794,623    $ 12,615,397
                                                          ============    ============


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
              STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                        Three Months Ended
                                                 June 30, 1999    June 30, 1998
                                                 ------------------------------
INCOME:
     Lease income                                $ 350,295        $ 389,713
     Interest income                                37,770           36,616
     Gain on lease terminations                     28,874          292,163
     Other                                           2,949           22,713
                                                 ---------        ---------
Total income                                       419,888          741,205
                                                 ---------        ---------

EXPENSES:
     Management fees                                45,525           46,248
     Administrative services                        21,000           22,912
     Interest                                       50,139           70,692
     Professional fees                              14,046           41,521
     Provision for possible losses                  12,851            6,001
     Impairment loss on equipment                      -0-           24,366
     Other                                          35,980           44,059
                                                 ---------        ---------
Total expenses                                     179,541          255,799
                                                 ---------        ---------

Net income                                         240,347          485,406

Other comprehensive income/(loss):
     Unrealized gain/(loss) on available-
         -for-sale securities                     (566,581)          23,980
                                                 ---------        ---------

Comprehensive income/(loss)                      $(326,234)       $ 509,386
                                                 =========        =========

Net income per partnership unit                  $    2.69        $    5.40
                                                 =========        =========

Weighted average partnership units outstanding      89,283           89,833


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
              STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                       Six Months Ended
                                                June 30, 1999   June 30, 1998
                                                -----------------------------
INCOME:
     Lease income                                $   749,198    $ 1,082,901
     Interest income                                  92,112         75,236
     Gain on lease terminations                       30,609        450,997
     Other                                            13,568         33,779
                                                 -----------    -----------
Total income                                         885,487      1,642,913
                                                 -----------    -----------

EXPENSES:
     Management fees                                 100,413        113,392
     Administrative services                          42,000         46,778
     Interest                                         85,006        225,316
     Professional fees                                61,100         88,628
     Provision for possible losses                    76,954         19,003
     Impairment loss on equipment                        -0-         48,734
     Other                                            54,136         98,041
                                                 -----------    -----------
Total expenses                                       419,609        639,892
                                                 -----------    -----------

Net income                                           465,878      1,003,021

Other comprehensive loss:
     Unrealized loss on available-
          -for-sale securities                        (1,890)       (20,984)
                                                 -----------    -----------

Comprehensive income                             $   463,988    $   982,037
                                                 ===========    ===========

Net income per partnership unit                  $      5.21    $     11.16
                                                 ===========    ===========

Weighted average partnership units outstanding        89,377         89,861


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)


                                             General                                   Unrealized Gain/         Total
                                             Partner           Limited Partners       (Loss) on Available-     Partners'
                                           (40 Units)        Units        Amount      for-Sale Securities       Equity
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                $7,934          89,613    $ 11,139,249    $    508,435            $ 11,655,618

Net income                                     101            --           225,430            --                   225,531

Distributions                                 (270)           --          (603,977)           --                  (604,247)

Withdrawal of limited partners                --              (286)        (22,054)           --                   (22,054)

Change in unrealized gain/(loss)
   on available-for-sale securities           --              --              --           564,691                 564,691
                                            ------------------------------------------------------------------------------

Balance at March 31, 1999                    7,765          89,327      10,738,648       1,073,126              11,819,539

Net income                                     107            --           240,240            --                   240,347

Distributions                                 (270)           --          (602,282)           --                  (602,552)

Withdrawal of limited partners                --              (100)         (7,078)           --                    (7,078)

Change in unrealized gain/(loss)
   on available-for-sale securities           --              --              --          (566,581)               (566,581)
                                            ------------------------------------------------------------------------------

Balance at June 30, 1999                    $7,602          89,227    $ 10,369,528    $    506,545            $ 10,883,675
                                            ==============================================================================


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   SIX MONTHS ENDED
                                                                             JUNE 30, 1999  JUNE 30, 1998
                                                                             -------------  -------------
OPERATING ACTIVITIES
Net Income                                                                   $   465,878    $ 1,003,021
Adjustments to reconcile net income to net cash from operating activities:
     Amortization                                                                  6,292          4,430
     Provision for possible losses                                                76,954         19,003
     Gain on lease terminations                                                  (30,609)      (450,997)
     Impairment loss on equipment                                                   --           48,735
Changes in operating assets and liabilities:
     Other assets                                                                (21,744)       (33,455)
     Outstanding checks in excess of bank balance                               (436,199)          --
     Due to affiliates                                                            (6,796)        (1,593)
     Accrued expenses and other liabilities                                        5,297        (67,391)
                                                                             -----------    -----------
Net cash from operating activities                                                59,073        521,753
                                                                             -----------    -----------

INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment, for direct financing leases      (2,310,351)      (633,415)
Issuance of notes receivable                                                    (776,082)          --
Repayments of direct financing leases                                          1,087,202      1,107,026
Repayments of notes receivable                                                   127,122           --
Proceeds from early termination of direct financing leases                       382,017      4,487,861
Proceeds from early termination of notes receivable                              249,806           --
Net lease security deposits repaid                                               (10,502)      (187,036)
                                                                             -----------    -----------
Net cash from investing activities                                            (1,250,788)     4,774,436
                                                                             -----------    -----------

FINANCING ACTIVITIES
Borrowings from line-of-credit                                                 4,148,220           --
Net repayments of line-of-credit                                              (1,747,983)    (3,448,403)
Repayments of long term debt                                                        --         (429,542)
Distributions paid to partners                                                (1,207,668)    (1,213,124)
Redemption of partnership units                                                  (29,132)        (9,134)
                                                                             -----------    -----------
Net cash from financing activities                                             1,163,437     (5,100,203)
                                                                             -----------    -----------

Net increase (decrease) in cash and cash equivalents                             (28,278)       195,986
Cash and cash equivalents at beginning of period                                  67,570          5,928
                                                                             -----------    -----------
Cash and cash equivalents at end of period                                   $    39,292    $   201,914
                                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                                           $    70,299    $   253,352
     North American miscellaneous receivable written off                            --          493,913
     North American security deposits of leases written off                         --           99,071
     Unrealized gain (loss) on securities available for sale                      (1,890)       (20,982)


See accompanying notes.

TELECOMMUNICATIONS INCOME FUND X, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.


NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE

Components of the net investment in direct financing leases and notes receivable are as follows:


                                                June 30, 1999   December 31, 1998
                                                -------------   -----------------
Lease payments receivable                       $ 13,409,188      $ 12,713,308
Estimated residual values of leased equipment        753,263           644,853
Unamortized initial direct costs                      18,219            22,840
Unearned lease income                             (2,618,384)       (2,704,320)
Notes receivable                                   1,197,487           798,333
                                                ------------      ------------
Net investment in direct financing leases       $ 12,759,773      $ 11,475,014
                                                ============      ============


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

Note C  -- CREDIT ARRANGEMENTS

The Partnership has a line of credit agreement with a bank that carries interest at 1% over prime (8.75% at June 30, 1999). The agreement was amended August 26, 1998 to extend the maturity date to June 30, 2000, reduce the borrowing amount to the lesser of $4.0 million, or 40% of the Partnership's Qualified Accounts, as defined in the agreement, and require minimum monthly interest payments of $4,000 beginning in December 1998. The agreement is cancelable by the lender after giving a 90-day notice and is collateralized by substantially all assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future.

Note D  -- EQUIPMENT HELD FOR SALE

In May 1995, the Partnership exercised its right to manage the assets leased to Telecable/Continental due to nonpayment of lease receivables. At the time the Partnership assumed management of these assets, its net investment in the leases and notes receivable approximated $2,400,000 and the Partnership subsequently purchased approximately $200,000 of additional equipment. During 1996, $1,431,000 of this net investment was leased to an unrelated third party under a direct financing lease, which was paid off in December 1996. The remaining net equipment cost, which had been depreciated to $938,693 and relates to hotel satellite television equipment, is expected by management to be recovered through the sale of the equipment. Such equipment cost has been adjusted for an impairment loss of $621,000 in 1996, $205,693 in 1997 and $54,224 in 1998, to
reflect management's estimated fair market value of the equipment. The equipment was held for sale by the Partnership throughout 1997 and 1998 and no further decline has occurred in 1999. The Partnership is actively trying to sell the equipment.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                  Three Months Ended         Six Months Ended
                                 June 30      June 30      June 30       June 30
                                   1999         1998         1999          1998
                                ----------   ----------   ----------   ----------
Lease income                    $  350,295   $  389,713   $  749,198   $1,082,901
Interest income                     37,770       36,616       92,112       75,236
Gain on lease terminations          28,874      292,163       30,609      450,997
Management fee expense              45,525       46,248      100,413      113,392
Interest expense                    50,139       70,692       85,006      225,316
Impairment loss on equipment          --         24,366         --         48,734
Provision for possible losses       12,851        6,001       76,954       19,003

Lease income declined during the three-month period ended June 30, 1999 as compared to the same period last year, primarily due to the decline in the Partnership's lease portfolio. The Partnership's net investment in direct financing leases has declined approximately $1.4 million from the balance at June 30, 1998. This decrease is attributable to the early termination of certain leases in 1998 at the request of lessees. The early terminations enabled the Partnership to recognize gains on terminations of $292,163 in the second quarter of 1998.

Net Income for the second quarter of 1999 was $240,347, while the Partnership had a comprehensive loss of $326,234 for the quarter. The comprehensive loss is attributable to an unrealized loss on available for sale securities of $566,581 for the quarter. The Partnership owns two securities and carries these on the balance sheet at fair value, recording the unrealized gain (or loss) as an increase (or decrease) to partners' equity. One security decreased in value $566,100 during the quarter, while the other decreased in value $481. For the first six months of 1999 net income was $465,878, while comprehensive income was $463,988 for the same period. The unrealized loss for the first six months of 1999 was $1,890. The fair value of the two securities carried on the balance sheet totalled $1,450,057 at June 30, 1999. Following the end of the quarter, one of the securities has recovered some value and as of August 3, 1999, the value of the securities totalled $1,703,092.

Management fees are paid to the General Partner and represent 5% of the gross lease and note payments received. Gross lease and note payments totalled $910,500 for the three months ended June 30, 1999 and $924,960 for the three months ended June 30, 1998.

The decrease in interest expense is a result of the Partnership's lower loan balances throughout the first six months of 1999 compared to the first six months of 1998. The Partnership used the proceeds of various lease terminations in 1998 to reduce the balance of its line of credit and notes payable, resulting in less interest expense. The balance on the line of credit was $2,415,670 at June 30, 1999.

The provision for possible losses increased for the second quarter of 1999 and for the first six months of 1999 compared to the same periods a year ago due to the acquisition of leases in 1999. As discussed in Note B to the financial statements, the Partnership received a settlement from NACG in the amount of $105,000 in the first quarter of 1999, and credited this to the allowance for possible loan and lease losses. The Partnership provides for an estimated reserve, which was $542,828 at June 30, 1999, or 4.3% of the lease and notes receivable portfolio of $12,759,773. The General Partner has determined all loss reserves are adequate at June 30, 1999. The General Partner has established general and specific loss reserves as follows:


                                    June 30, 1999      June 30, 1998
                                    -------------      -------------
General Reserve                        $426,296           $516,053
Specific Reserve - UTS                   14,101             14,101
Specific Reserve - TeleCable             50,000               --
Specific Reserve - Property Taxes        52,431               --
                                       --------           --------
Total Reserves                         $542,848           $530,154
                                       ========           ========


At June 30, 1999, there were two customers with payments over 90 days past due. One customer has four contracts with payments past due over 90 days. The contract balance remaining on these four contracts totals $3,283,968, while the Partnership's net investment totals $2,641,994. The other customer, a related party of the first, has one contract with a balance remaining of $726,528. The Partnership's net investment in this contract is $562,289. This customer, and it's related party, are in the process of negotiating financing with a major lending institution, and as such, the Partnership has not established reserves for this particular customer as of June 30, 1999. When a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, office and computer equipment, and ATM machines, representing approximately 49%, 21%, and 19%, respectively, of the portfolio at June 30, 1999. Four lessees account for approximately 67% of the Partnership's portfolio at June 30, 1999. One of those customers is past due over 90 days and has a contract balance remaining of $3,283,968, as mentioned above. This particular customer accounts for 21% of the Partnership's portfolio at June 30, 1999.

YEAR 2000 ISSUE
The Partnership recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000. The costs of ensuring systems are compatible with the Year 2000 are not believed to be material. There are no non-information technology processes that the Partnership has identified which would affect its operations. An assessment of the readiness of external entities which it interfaces with, such as vendors, customers, and others, is ongoing. At present the Partnership does not contemplate that any specific charges will be incurred for this assessment or any other costs directly related to fixing Year 2000 issues, and if there are any related expenditures, does not expect them to be significant.

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


LIQUIDITY AND CAPITAL RESOURCES


                                                            Six Months Ended
                                                     June 30, 1999    June 30, 1998
---------------------------------------------------------------------------------------
Major Cash Sources:
Repayments of leases and notes receivable               $1,214,324   $1,107,026
Proceeds from early termination of leases
     and notes receivable                                  631,823    4,487,861
Borrowings from line of credit                           4,148,220         --

Major Cash Uses:
Acquisitions of equipment for direct financing leases    2,310,351      633,415
Issuance of notes receivable                               776,082          -0-
Payments on line of credit                               1,747,983    3,448,403
Distributions to partners                                1,207,668    1,213,124
---------------------------------------------------------------------------------------

The Partnership has a line of credit agreement with a bank that carries interest at 1% over prime (8.75% at June 30, 1999). The agreement was amended August 26, 1998 to extend the maturity date to June 30, 2000, reduce the borrowing amount to the lesser of $4.0 million, or 40% of the Partnership's Qualified Accounts, as defined in the agreement, and require minimum monthly interest payments of $4,000 beginning in December 1998. The agreement is cancelable by the lender after giving a 90-day notice and is collateralized by substantially all assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future. The Partnership is required to establish working capital reserves of not less than 1% of the proceeds to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. These funds are available under the Partnership's line of credit.

At June 30, 1999, adequate cash is being generated to make projected distributions, however, net income continues to remain below amounts distributed.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EQUITY PRICE SENSITIVITY

The table provides information about the Partnership's marketable equity securities that are sensitive to changes in prices. The table presents the carrying amount and fair value at June 30, 1999.


                                         Carrying Amount           Fair Value
                                          --------------         -------------
         Common Stock-Company A           $    1,446,700         $   1,446,700
         Common Stock-Company B                    3,357                 3,357
                                          --------------         -------------
         Total                            $    1,450,057         $   1,450,057
                                          ==============         =============


The Partnership's primary market risk exposure with respect to marketable equity securities is equity price. The Partnership's general strategy in owning marketable equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the portfolio is derived from the underlying ability of the companies invested in to satisfy debt obligations and their ability to maintain or improve common equity values. Since the investments are in emerging companies, the equity prices can be volatile. At June 30, 1999, the amount at risk was $1,450,057.

INTEREST RATE SENSITIVITY

The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. For notes receivable, the table presents principal cash flows and related weighted average interest by expected maturity dates as of June 30, 1999.


                                                                     Average
Expected Maturity Date              Principal Balance Due          Interest Rate
----------------------              ---------------------          -------------
         1999                          $    171,120                    14.5%
         2000                               364,208                    14.6%
         2001                               417,255                    15.1%
         2002                               147,441                    15.6%
         2003 and thereafter                 97,463                    16.4%
                                        -----------
         Total                          $ 1,197,487
                                        ===========

         Fair Value                     $ 1,197,487
                                        ===========



The Partnership manages interest rate risk, its primary market risk exposure with respect to notes receivable, by limiting the terms of notes receivable to no more than five years and generally requiring full repayment ratably over the term of the note.



                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
In December 1998, the Partnership, Telecommunications Income Fund IX, the General Partner, North American Communications Group ("NACG"), and others filed a suit against Shelby County, Tennessee ("County"). The County removed that suit from Tennessee State Court to Federal Court. The suit alleges, among other things, damages for wrongful termination of the pay phone contract between NACG and Shelby County and racial discrimination by the County against NACG. The County has filed an answer and discovery is proceeding. The Partnership has hired an expert to review specific information concerning this lawsuit. Once that examination is finalized, the Partnership can then make a determination of how to proceed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                  (Registrant)




Date:    August 9, 1999           /s/ Ronald O. Brendengen
                                  ----------------------------------------------
                                  Ronald O. Brendengen, Chief Financial Officer,
                                  Treasurer



Date:    August 9, 1999           /s/ Daniel P.Wegmann
                                  ----------------------------------------------
                                  Daniel P. Wegmann, Controller