Form 10-Q
period 1999-09-30
TELECOMMUNICATIONS INCOME FUND X LP
filed 1999-11-12
CIK 904005

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1999 Commission File Number 0-25574
                                                                     -------

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Iowa                                                  42-1401715
-------------------------------                               ----------------
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

As of November 2, 1999, 89,103 units were issued and outstanding. Based on the book value of $117.29 per unit, the aggregate market value at November 2, 1999 was $10,450,891.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.

                                      INDEX


                                                                                                          Page
                                                                                                          ----
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

           Balance Sheets - September 30, 1999 and December 31, 1998                                         3

           Statements of Income and Comprehensive Income -

                  Three months ended September 30, 1999 and
                  three months ended September 30, 1998                                                      4

                  Nine months ended September 30, 1999 and
                  nine months ended September 30, 1998                                                       5

           Statement of Changes in Partners' Equity -
           nine months ended September 30, 1999                                                              6

           Statements of Cash Flows - nine months ended September 30, 1999
           and nine months ended September 30, 1998                                                          7

         Notes to Financial Statements                                                                       8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               9

Item 3.  Quantitative and Qualitative of Disclosures About Market Risk                                      12

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                13



Signatures                                                                                                  14


                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                           BALANCE SHEETS (UNAUDITED)


                                                       SEPTEMBER 30, 1999       DECEMBER 31, 1998
                                                       ------------------       -----------------
ASSETS

   Cash and cash equivalents                           $    128,254              $     67,570
   Available-for-sale securities                          1,480,800                 1,451,946
   Net investment in direct financing leases
     and notes receivable (Note B)                       12,788,330                11,475,014
   Allowance for possible losses                           (545,464)                 (445,718)
                                                       ------------              ------------
   Direct financing leases and notes receivable, net     12,242,866                11,029,296
   Equipment held for sale (Note D)                          57,776                    57,776
   Other assets                                              34,075                     8,809
                                                       ------------              ------------
TOTAL ASSETS                                           $ 13,943,771              $ 12,615,397
                                                       ============              ============


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
   Line of credit agreement (Note C)                   $  2,971,062              $     15,433
   Outstanding checks in excess of bank balance                 -0-                   436,199
   Due to affiliates                                         18,686                    24,602
   Distributions payable to partners                        200,482                   201,719
   Accrued expenses and other liabilities                   130,251                   110,868
   Lease security deposits                                  172,644                   170,958
                                                       ------------              ------------
TOTAL  LIABILITIES                                        3,493,125                   959,779
                                                       ------------              ------------

PARTNERS' EQUITY, 100,000 units authorized:
   General partner, 40 units issued and outstanding           7,401                     7,934
   Limited partners, 89,063 and 89,613 units issued
     and outstanding at September 30, 1999 and
     December 31 1998, respectively                       9,905,956                11,139,249
   Unrealized gain on available-for-sale securities         537,289                   508,435
                                                       ------------              ------------
TOTAL  PARTNERS' EQUITY                                  10,450,646                11,655,618
                                                       ------------              ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                 $ 13,943,771              $ 12,615,397
                                                       ============              ============

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                 SEPTEMBER 30, 1999       SEPTEMBER 30, 1998
                                                 ------------------       ------------------
INCOME:

     Lease income                                    $ 294,036                 $ 397,386
     Interest income                                    45,163                    31,745
     Gain on lease terminations                          1,493                   318,827
     Other                                              20,426                    19,780
                                                     ---------                 ---------

Total income                                           361,118                   767,738
                                                     ---------                 ---------

EXPENSES:

     Management fees                                    62,393                    44,273
     Administrative services                            21,000                    20,999
     Interest                                           61,684                    27,318
     Professional fees                                  35,018                    25,948
     Provision for possible losses                         -0-                    54,056
     Impairment loss on equipment                          -0-                    24,368
     Other                                              22,466                    40,814
                                                     ---------                 ---------

Total expenses                                         202,561                   237,776
                                                     ---------                 ---------

Net income                                             158,557                   529,962

Other comprehensive income/(loss):
     Unrealized gain/(loss) on available-
         -for-sale securities                           30,744                  (115,408)
                                                     ---------                 ---------

Comprehensive income                                 $ 189,301                 $ 414,554
                                                     =========                 =========


Net income per partnership unit                      $    1.78                 $    5.91
                                                     =========                 =========

Weighted average partnership units outstanding          89,166                    89,680


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                        NINE MONTHS ENDED
                                             SEPTEMBER 30, 1999      SEPTEMBER 30, 1998
                                             ------------------      ------------------
INCOME:

     Lease income                                $ 1,043,234           $ 1,480,287
     Interest income                                 137,275               106,981
     Gain on lease terminations                       32,102               769,824
     Other                                            33,994                53,559
                                                 -----------           -----------

Total income                                       1,246,605             2,410,651
                                                 -----------           -----------


EXPENSES:

     Management fees                                 162,806               157,665
     Administrative services                          63,000                67,777
     Interest                                        146,690               252,634
     Professional fees                                96,118               114,576
     Provision for possible losses                    76,954                73,059
     Impairment loss on equipment                        -0-                73,102
     Other                                            76,602               138,855
                                                 -----------           -----------

Total expenses                                       622,170               877,668
                                                 -----------           -----------

Net income                                           624,435             1,532,983

Other comprehensive income/(loss):
     Unrealized gain/(loss) on available-
          -for-sale securities                        28,854              (136,392)
                                                 -----------           -----------

Comprehensive income                             $   653,289           $ 1,396,591
                                                 ===========           ===========


Net income per partnership unit                  $      6.99           $     17.07
                                                 ===========           ===========

Weighted average partnership units outstanding        89,305                89,800


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)


                                       General                                  Unrealized Gain/      Total
                                       Partner          Limited Partners      (Loss) on Available    Partners'
                                     (40 Units)      Units          Amount    for-Sale Securities     Equity
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998          $ 7,934        89,613      $11,139,249       $ 508,435        $11,655,618

Net income                                101           -0-          225,430             -0-            225,531

Distributions                            (270)          -0-         (603,977)            -0-           (604,247)

Withdrawal of limited partners            -0-          (286)         (22,054)            -0-            (22,054)

Change in unrealized gain/(loss)
   on available-for-sale securities       -0-           -0-              -0-         564,691            564,691
                                      ------------------------------------------------------------------------

Balance at March 31, 1999               7,765        89,327       10,738,648       1,073,126         11,819,539

Net income                                107           -0-          240,240             -0-            240,347

Distributions                            (270)          -0-         (602,282)            -0-           (602,552)

Withdrawal of limited partners            -0-          (100)          (7,078)            -0-             (7,078)

Change in unrealized gain/(loss)
   on available-for-sale securities       -0-           -0-              -0-        (566,581)          (566,581)
                                      ------------------------------------------------------------------------

Balance at June 30, 1999                7,602        89,227       10,369,528         506,545         10,883,675

Net income                                 69           -0-          158,488             -0-            158,557

Distributions                            (270)          -0-         (601,410)            -0-           (601,680)

Withdrawal of limited partners            -0-          (164)         (20,650)            -0-            (20,650)

Change in unrealized gain/(loss)
   on available-for-sale securities       -0-           -0-              -0-          30,744             30,744
                                      ------------------------------------------------------------------------

Balance at September 30, 1999         $ 7,401        89,063       $9,905,956       $ 537,289        $10,450,646
                                      ========================================================================


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           NINE MONTHS ENDED
                                                                                SEPTEMBER 30, 1999     SEPTEMBER 30, 1998
                                                                                ------------------     ------------------
OPERATING ACTIVITIES
Net Income                                                                         $   624,435           $ 1,532,983
Adjustments to reconcile net income to net cash from operating activities:
     Amortization                                                                        5,729                 6,647
     Provision for possible losses                                                      76,954                73,059
     Gain on lease terminations                                                        (32,102)             (769,823)
     Impairment loss on equipment                                                          -0-                73,102
Changes in operating assets and liabilities:
     Other assets                                                                      (25,268)                9,349
     Outstanding checks in excess of bank balance                                     (436,199)                  -0-
     Due to affiliates                                                                  (5,916)              257,153
     Accrued expenses and other liabilities                                             19,383               (71,107)
                                                                                   -----------           -----------
Net cash from operating activities                                                     227,016             1,111,363
                                                                                   -----------           -----------

INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment for, direct financing leases            (3,111,464)           (2,668,204)
Issuance of notes receivable                                                          (997,082)                  -0-
Repayments of direct financing leases                                                1,912,706             1,429,792
Repayments of notes receivable                                                         214,071                   -0-
Proceeds from early termination of direct financing leases                             467,813             8,896,024
Proceeds from early termination of notes receivable                                    249,806
Net lease security deposits collected/(repaid)                                           1,687              (337,077)
                                                                                   -----------           -----------
Net cash from investing activities                                                  (1,262,463)            7,320,535
                                                                                   -----------           -----------

FINANCING ACTIVITIES
Borrowings from line-of-credit                                                       5,282,550                   -0-
Net repayments of line-of-credit                                                    (2,326,921)           (5,354,801)
Repayments of long term debt                                                               -0-              (583,233)
Distributions paid to partners                                                      (1,809,717)           (1,818,462)
Redemption of partnership units                                                        (49,781)              (29,563)
                                                                                   -----------           -----------
Net cash from financing activities                                                   1,096,131            (7,786,059)
                                                                                   -----------           -----------

Net increase in cash and cash equivalents                                               60,684               645,839
Cash and cash equivalents at beginning of period                                        67,570                 5,928
                                                                                   -----------           -----------
Cash and cash equivalents at end of period                                         $   128,254           $   651,767
                                                                                   ===========           ===========

SUPPLEMENTAL DISCLOSURES
     Interest paid                                                                 $   125,537           $   295,139
     North American miscellaneous receivable written off                                   -0-               493,913
     North American security deposits of leases written off                                -0-                99,071
     Crescent note conversion of all Digital leases                                        -0-             2,631,890
     Unrealized gain/(loss) on available-for-sale securities                            28,854              (136,392)


See accompanying notes

TELECOMMUNICATIONS INCOME FUND X, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1999

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.


NOTE B - NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE

Components of the net investment in direct financing leases and notes receivable are as follows:


                                                                September 30, 1999    December 31, 1998
                                                                ------------------    -----------------
Lease payments receivable                                        $ 13,273,006            $ 12,713,308
Estimated residual values of leased equipment                         802,120                 644,853
Unamortized initial direct costs                                       23,332                  22,840
Unearned lease income                                              (2,641,666)             (2,704,320)
Notes receivable                                                    1,331,538                 798,333
                                                                 ------------            ------------
Net investment in direct financing leases and notes receivable   $ 12,788,330            $ 11,475,014
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

The Partnership and an affiliated partnership, Telecommunications Income Fund IX, have initiated a foreclosure action against NACG and the guarantors under the leases and advances seeking the sale of the assets and a judgment against NACG and the guarantors for any deficiency. The Partnership received $105,000 in the first quarter of 1999 from the sale of assets recovered to date, and credited this to the allowance for possible loan and lease losses.

NOTE C - CREDIT ARRANGEMENTS

The Partnership has a line of credit agreement with a bank that carries interest at 1% over the prime rate. The agreement was amended August 26, 1998 to extend the maturity date to June 30, 2000, reduce the borrowing amount to the lesser of $4.0 million, or 40% of the Partnership's Qualified Accounts, as defined in the agreement, and require minimum monthly interest payments of $4,000 beginning in December 1998. The agreement is cancelable by the lender after giving a 90-day notice and is collateralized by substantially all assets of the Partnership. This line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future.

NOTE D - EQUIPMENT HELD FOR SALE

In May 1995, the Partnership exercised its right to manage the assets leased to Telecable/Continental due to nonpayment of lease receivables. At the time the Partnership assumed management of these assets, its net investment in the leases and notes receivable approximated $2,400,000 and the Partnership subsequently purchased approximately $200,000 of additional equipment. During 1996, $1,431,000 of this net investment was leased to an unrelated third party under a direct financing lease, which was paid off in December 1996. The remaining net equipment cost, which had been depreciated to $938,693 and relates to hotel satellite television equipment, is expected by management to be recovered through the sale of the equipment. Such equipment cost has been adjusted for an impairment loss of $621,000 in 1996, $205,693 in 1997 and $54,224 in 1998, to
reflect management's estimated fair market value of the equipment. The equipment was held for sale by the Partnership throughout 1997 and 1998 and no further decline has occurred in 1999. The Partnership is currently trying to sell the equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


                                  Three Months Ended        Nine Months Ended
                                     September 30             September 30
                                   1999         1998         1999         1998
                                ----------   ----------   ----------   ----------
Lease income                    $  294,036   $  397,386   $1,043,234   $1,480,287
Interest income                     45,163       31,745      137,275      106,981
Gain on lease terminations           1,493      318,827       32,102      769,824
Management fee expense              62,393       44,273      162,806      157,665
Interest expense                    61,684       27,318      146,690      252,634
Impairment loss on equipment           -0-       24,368          -0-       73,102
Provision for possible losses          -0-       54,056       76,954       73,059

Lease income declined during the three-month period ended September 30, 1999 as compared to the same period last year, primarily due to the decline in the Partnership's lease portfolio. The decrease in the lease portfolio is attributable to the early termination of certain leases in 1998 at the request of lessees and due to one large customer that is past due for which income recognition has stopped. The early terminations enabled the Partnership to recognize gains on lease terminations of $318,827 for the third quarter of 1998 and $769,824 for the first nine months of 1998.

Net Income for the third quarter of 1999 was $158,557, while comprehensive income was $189,301 for the quarter. The difference of $30,744 is the result of an unrealized gain on available-for-sale securities held by the Partnership. The Partnership owns two securities and carries these on the balance sheet at fair value, recording the unrealized gain (or loss) as an increase (or decrease) to partners' equity. One security increased in value $31,702 during the quarter, while the other decreased in value $958. For the first nine months of 1999 net income was $624,435, while comprehensive income was $653,289 for the same period. The unrealized gain for the first nine months of 1999 was $28,854. The fair value of the two securities carried on the balance sheet totalled $1,480,800 at September 30, 1999.

Management fees are paid to the General Partner and represent 5% of the gross lease and note payments received. Gross lease and note payments totalled $1,247,860 for the three months ended September 30, 1999 and $885,460 for the three months ended September 30, 1998.

Interest expense increased in the third quarter compared to the same period a year ago as a result of the Partnership utilizing its line of credit agreement to acquire new direct financing leases and notes receivable. The balance on the line of credit was $2,971,062 at September 30, 1999. In the first nine months of 1999, the Partnership has acquired $4,108,546 in new leases and notes. Interest expense for the nine months ended September 30, 1999 is less than the same period a year ago, however, due to the Partnership using the proceeds of various lease terminations in 1998 to reduce the balance of its line of credit and notes payable at that time.

The General Partner has determined all loss reserves are adequate at September 30, 1999, and as such has not accrued any bad debt expense in the third quarter of 1999. As discussed in Note B to the financial statements, the Partnership received a settlement from NACG in the amount of $105,000 in the first quarter of 1999, and credited this to the allowance for possible loan and lease losses. The Partnership provides for an estimated reserve, which was $545,464 at September 30, 1999, or 4.3% of the lease and notes receivable portfolio of $12,788,330. The General Partner has established general and specific loss reserves as follows:


                                                   September 30, 1999    September 30, 1998
                                                   ------------------    ------------------
         General Reserve                              $   428,932          $   316,819
         Specific Reserve - UTS                            14,101                  -0-
         Specific Reserve - TeleCable                      50,000                  -0-
         Specific Reserve - Property Taxes                 52,431               21,818
                                                      -----------          -----------
         Total Reserves                               $   545,464          $   338,637
                                                      ===========          ===========


At September 30, 1999, there were two customers with payments over 90 days past due. One customer has four contracts with payments past due over 90 days. The contract balance remaining on these four contracts totals $3,085,714, while the Partnership's net investment totals $2,443,740. The other customer, a related party of the first, has one contract with a balance remaining of $696,256. The Partnership's net investment in this contract is $532,017. This customer, and it's related party, are in the process of negotiating financing, and as such, the Partnership has not established reserves for these customers as of September 30, 1999. When a payment is past due more than 90 days, the Partnership discontinues recognizing income on the contract.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, office and computer equipment, and ATM machines, representing approximately 50%, 20%, and 20%, respectively, of the portfolio at September 30, 1999. Four lessees account for approximately 66% of the Partnership's portfolio at September 30, 1999. One of those customers is past due over 90 days and has a contract balance remaining of $3,085,714, as mentioned above. This particular customer accounts for 20% of the Partnership's portfolio at September 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES


                                                                   Nine Months Ended
                                                    September 30, 1999     September 30, 1998
---------------------------------------------------------------------------------------------
Major Cash Sources:
-------------------
Repayments of leases and notes receivable               $2,126,777            $1,429,792
Proceeds from early termination of leases
     and notes receivable                                  717,619             8,896,024
Borrowings from line of credit                           5,282,550                   -0-

Major Cash Uses:
----------------
Acquisitions of equipment for direct financing leases    3,111,464             2,668,204
Issuance of notes receivable                               997,082                   -0-
Payments on line of credit and notes payable             2,326,921             5,938,034
Distributions to partners                                1,809,717             1,818,462
---------------------------------------------------------------------------------------------


The Partnership has a line of credit agreement with a bank that carries interest at 1% over the prime rate. The agreement was amended August 26, 1998 to extend the maturity date to June 30, 2000, reduce the borrowing amount to the lesser of $4.0 million, or 40% of the Partnership's Qualified Accounts, as defined in the agreement, and require minimum monthly interest payments of $4,000 beginning in December 1998. The agreement is cancelable by the lender after giving a 90-day notice and is collateralized by substantially all assets of the Partnership. The line of credit is guaranteed by the General Partner and certain affiliates of the General Partner. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future.

The Partnership is required to establish working capital reserves of not less than 1% of the proceeds to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. These funds are available under the Partnership's line of credit.

At September 30, 1999, adequate cash is being generated to make projected distributions, however, net income continues to remain below amounts distributed.

Effective December 31, 1999, the Partnership will enter the liquidation phase, and in accordance with the partnership agreement, will cease reinvestment in equipment and leases.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EQUITY PRICE SENSITIVITY

The table provides information about the Partnership's marketable equity securities that are sensitive to changes in prices. The table presents the carrying amount and fair value at September 30, 1999.


                                      Carrying Amount        Fair Value
                                      ---------------        -------------
         Common Stock-Company A        $    1,478,402        $   1,478,402
         Common Stock-Company B                 2,398                2,398
                                       --------------        -------------
         Total                         $    1,480,800        $   1,480,800
                                       ==============        =============

The Partnership's primary market risk exposure with respect to marketable equity securities is equity price. The Partnership's general strategy in owning marketable equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the portfolio is derived from the underlying ability of the companies invested in to satisfy debt obligations and their ability to maintain or improve common equity values. Since the investments are in emerging companies, the equity prices can be volatile. At September 30, 1999, the amount at risk was $1,480,800.

INTEREST RATE SENSITIVITY

The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. For notes receivable, the table presents principal cash flows and related weighted average interest by expected maturity dates as of September 30, 1999.


            Expected                          Principal             Average
          Maturity Date                      Balance Due         Interest Rate
          -------------                     ------------          -------------
              1999                          $      94,053             14.6%
              2000                                408,359             14.7%
              2001                                470,946             15.2%
              2002                                212,620             15.7%
              2003 and thereafter                 145,560             16.5%
                                            -------------
              Total                         $   1,331,538
                                            =============

              Fair Value                    $   1,331,538
                                            =============


The Partnership manages interest rate risk, its primary market risk exposure with respect to notes receivable, by limiting the terms of notes receivable to no more than five years and generally requiring full repayment ratably over the term of the note.


                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In December 1998, the Partnership, Telecommunications Income Fund IX, the General Partner, North American Communications Group ("NACG"), and others filed a suit against Shelby County, Tennessee ("County"). The County removed that suit from Tennessee State Court to Federal Court. The suit alleges, among other things, damages for wrongful termination of the pay phone contract between NACG and Shelby County and racial discrimination by the County against NACG. The County filed an answer and the initial discovery has been completed. An expert hired by the Partnership has concluded that based on the facts discovered it is unlikely that the Partnership and the rest of the plaintiffs would prevail in the litigation for wrongful termination of the pay phone contract and racial discrimination against the County. Therefore, it was determined it was not economical to continue to spend Partnership funds in an effort to obtain additional information or to continue the lawsuit.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------
                                  (Registrant)




Date:    November 10, 1999            /s/ Ronald O. Brendengen
         -----------------            ------------------------------------------
                                      Ronald O. Brendengen,
                                      Chief Financial Officer,
                                      Treasurer



Date:    November 10, 1999            /s/ Daniel P. Wegmann
         -----------------            ------------------------------------------
                                      Daniel P. Wegmann, Controller