Form 10-K405
period 1999-12-31
TELECOMMUNICATIONS INCOME FUND X LP
filed 2000-03-29
CIK 904005

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      (X) Annual Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

           ( )Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    For the transition period from _____ to _____
                        Commission file number - 0-25574
                                                 -------

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)

           Iowa                                         42-1401715
-------------------------------                 ------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

                       701 Tama Street, Marion, Iowa      52302
         ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

         Registrant's telephone number, including area code 319-447-5700
                                                            ------------
        Securities registered pursuant to Section 12(b) of the Act: NONE

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

As of March 8, 2000, 88,783 units were issued and outstanding. Based on the book value at December 31, 1999 of $88.77 per unit, the aggregate market value at March 8, 2000 was $7,881,267.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of the Registration Statement on
-----------------------------------
Form S-1, dated August 27, 1993 are incorporated by reference into Part IV.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                  Page

                                                              PART I

Item 1.     Business--------------------------------------------------------------------------------3
Item 2.     Properties------------------------------------------------------------------------------5
Item 3.     Legal Proceedings-----------------------------------------------------------------------5
Item 4.     Submission of Matters to a Vote of Unit Holders-----------------------------------------5

                                                              PART II

Item 5.     Market for the Registrant's Common Equity
                  and Related Stockholders Matters--------------------------------------------------5

Item 6.     Selected Financial Data-----------------------------------------------------------------5
Item 7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations-----------------------------------------------6
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk-----------------------------11
Item 8.     Financial Statements and Supplementary Data--------------------------------------------12
Item 9.     Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure-------------------------------------------30

                                                              PART III

Item 10.   Directors and Executive Officers of the Registrant--------------------------------------30
Item 11.   Executive Compensation------------------------------------------------------------------31
Item 12.   Security Ownership of Certain Beneficial Owners and Management--------------------------32
Item 13.   Certain Relationships and Related Transactions------------------------------------------32

                                                              PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.------------------------33
           SIGNATURES------------------------------------------------------------------------------34
           EXHIBIT INDEX---------------------------------------------------------------------------35

                                     PART I

ITEM 1. BUSINESS

Telecommunications Income Fund X, L.P., an Iowa limited partnership (the "Partnership"), was organized on April 20, 1993. The general partner is Berthel Fisher & Company Leasing, Inc. (the "General Partner"), an Iowa corporation that has been in operation since 1988. The Partnership's business and the executive offices of the General Partner are located at 701 Tama Street, Marion, Iowa 52302. Substantially all of the voting stock of the General Partner is owned by Berthel Fisher & Company ("Berthel Fisher").

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

The business of the Partnership is the acquisition and leasing of equipment, primarily telecommunications equipment such as pay telephones and call processing equipment. The Partnership began its primary business activities on September 29, 1993. The Partnership entered its liquidation phase on December 31, 1999.

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

The Partnership acquires primarily telecommunications equipment (specifically pay telephones and call processing equipment), that is leased to third parties. The Partnership has also acquired other types of equipment that is generally subject to leases. During 1999 the Partnership acquired equipment with a cost of $3,204,657. All of this equipment has been leased.

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

The General Partner acquired and approved leases on behalf of the Partnership. The General Partner established guidelines to use in approving lessees. Generally, before any lease was approved, there was a review of the potential lessees' financial statements, credit references were checked, and outside business and/or individual credit reports were obtained.

The equipment purchased by the Partnership consists of advanced technology pay telephones and call processing systems used in hotels, hospitals, colleges, universities, and correctional institutions. The Partnership has also purchased and leased other types of equipment.

The Partnership's lease and notes receivable portfolio is concentrated in pay telephones, hotel phone equipment, office equipment, and automated teller machines ("ATM"). The portfolio related to these sources at December 31, 1999, 1998, and 1997 is outlined in the table below.

                                                       1999                    1998                    1997
                                                       ----                    ----                    ----
                        Pay telephones                  52%                     59%                     69%
                        Hotel phone equipment            0%                      0%                     17%
                        Office equipment                 9%                     20%                      4%
                        ATM machines                    20%                     17%                      1%

Two customers accounted for 40.8% of income from direct financing leases during the year ended December 31, 1999. ATM Network Services, Inc. and Hansen Lind Meyer, Inc. accounted for 21.1% and 19.7% of the income, respectively.

The leasing industry is very competitive and the Partnership has fewer assets than some of its major competitors. The principal methods of competition include service and price (interest rate). The Partnership operates in one segment.

The Partnership has no employees and utilizes the administrative services of the General Partner for which it pays an administrative service fee.

ITEM 2. PROPERTIES

The Partnership does not own or lease any real estate. The Partnership's materially important assets consist entirely of equipment under lease, primarily telecommunications equipment, as described in Item 1.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

No matters were submitted to a vote of limited partners, through the solicitation of proxies or otherwise during the year covered by this report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Registrants' Units are not publicly traded. There is no market for the Registrant's Units and it is unlikely that any will develop. The General Partner will resist the development of a public market for the Units.

                                                         Number of Partners
             Title of Class                               at March 8, 2000
             --------------                              ------------------
             Limited Partner                                     1,599
             General Partner                                         1

Distributions are paid to Partners on a monthly basis. Through December 31, 1999, $13,607,892 has been paid in distributions to partners during the life of the Partnership. Distributions to partners during the prior three years have been $27.00 per unit. As of December 31, 1999, the Partnership had accrued distributions to partners of $199,762.

ITEM 6. SELECTED FINANCIAL DATA

                                                                            YEAR ENDED DECEMBER 31

------------------------------------------------------------------------------------------------------------------------------------
                                            1999                 1998                 1997                 1996             1995
------------------------------------------------------------------------------------------------------------------------------------
Total Revenue                   $        1,607,766   $        2,802,667   $        3,045,703   $        3,704,977   $     3,828,433
Net Income (Loss)                          542,733            1,664,367          (1,897,893)              196,197         1,551,153
Total Assets                            11,828,955           12,647,703           18,799,155           21,261,096        27,664,248
Line of Credit                           2,556,214               15,433            5,354,801            2,607,911         5,685,953
Bank term loan                                 -0-                  -0-              583,233            1,386,361         2,119,863
Provision for Possible Losses              184,730              199,060            3,628,090            1,092,551           828,911
Distributions to Partners                2,409,159            2,422,973            2,430,890            2,442,420         2,442,692
Earnings (Loss) per Unit                      6.08                18.54              (21.11)                 2.17             17.15
Distributions per Unit                       27.00                27.00                27.00                27.00             27.00

The Partnership began the orderly liquidation of Partnership assets in January, 2000. As a result, on December 31, 1999, the Partnership adopted the liquidation basis of accounting. The statement of net assets as of December 31, 1999 has been prepared on the liquidation basis. Accordingly, assets have been valued at estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation.

The above selected financial data should be read in connection with the financial statements and related notes appearing elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

                                              Year Ended            Year Ended                    Year Ended
                                             Dec. 31, 1999         Dec. 31, 1998                 Dec. 31, 1997
                                             -------------         --------------               --------------
Lease income                                $   1,314,165            $   1,848,567                  $  2,843,989
Interest and other income                         276,777                  185,517                       116,194
Gain on lease terminations                         16,824                  768,583                        85,520
Management fees                                   217,147                  214,325                       353,109
Administrative services                            84,000                   84,000                        84,000
Interest expense                                  222,344                  254,975                       407,538
Professional fees                                 110,799                  221,076                       131,819
Provision for possible losses                     184,730                  199,060                     3,628,090
Depreciation expense                                  -0-                      -0-                        51,031
Impairment loss on equipment                          -0-                  54,224                        205,693
Impairment loss on equity security                173,261                      -0                            -0-


The interest and other income above is primarily interest income from notes receivable and late fees received on direct financing leases. Total income from direct financing leases and notes receivable was $1,590,942 ($1,314,165 lease income and $276,777 interest and other income) for 1999, $2,034,084 for 1998, and $2,960,183 for 1997. The decline in income from leases and notes is due to a steady decline in the Partnership's investment in direct financing leases and notes receivable, from $20,323,138 at December 31, 1996 to $12,311,690 at December 31, 1999 (prior to adjustment to net realizable value). This decline in lease financing levels is primarily a result of the Partnership's charge-off of a number of leases within its portfolio due to non-payment of lease receivables, and the early termination of various leases which funded distributions to Partners and repayments of borrowings. Proceeds from early lease terminations in 1998 were $10,737,743, which enabled the Partnership to recognize a gain on lease terminations of $768,583 in 1998. In 1999, proceeds from early lease terminations were $679,172, with the Partnership recognizing a gain of $16,824.

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

The Partnership had net income in 1999 of $542,733, but had comprehensive income of only $186,274, resulting from an unrealized loss on securities of $356,459. The Partnership holds 159,975 common shares of Murdock Communications Corporation ("Murdock") as available for sale and 432,525 common shares as not readily marketable, due to restrictions imposed by rule 144 of the Securities and Exchange Commission.

In addition to the unrealized loss described above, the Partnership incurred an impairment loss on an available for sale security in 1999. The Partnership wrote off its investment in the common stock of Phone-Tel Corporation and incurred an impairment loss of $173,261. Prior to 1999, unrealized losses on this security of $168,015 were taken and charged to comprehensive income. The impairment loss of $173,261 results from the prior year amount, along with $5,246 recognized in 1999.

The General Partner receives a monthly reimbursement of $7,000 per month for administrative services provided to the Partnership. Management fees are paid to the General Partner and represent 5% of the rental and note payments received. Payments received in each of the three years ended December 31 are as follows:

                                       1999               1998                 1997
                                       ----               ----                 ----
Rental Payments Received        $  4,342,940        $   4,286,480       $  7,062,180

The decrease in interest expense is a result of the Partnership borrowing less compared to 1998. Borrowings from the line of credit were $12,124,666 in 1997, $7,797,857 in 1998, and $5,981,076 in 1999. The balance outstanding on the line of credit at December 31, 1999 was $2,556,214. Proceeds from various lease terminations were also used to reduce the line of credit in 1998, primarily in the third quarter.

Professional fees include payments for legal expenses, independent auditing services, tax return preparation, and other accounting assistance. Professional fees are higher in 1998 due to increased legal expenses resulting from litigation regarding the non-payment of lease receivables.

In May 1995, the Partnership exercised its right to manage the assets leased to Telecable/Continental due to nonpayment of lease receivables. The remaining net equipment cost, which had been depreciated to $938,693 and relates to hotel satellite television equipment, was expected by management to be recovered through the sale of the equipment. Such equipment cost has been adjusted for an impairment loss of $621,000 in 1996, $205,693 in 1997, and $54,224 in 1998 to
reflect management's estimated fair market value of the equipment. The equipment was disposed of in 1999 at no further loss to the Partnership.

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

In December, 1998, the Partnership, Telecommunications Income Fund IX, the General Partner, NACG, and others filed suit against Shelby County, Tennessee ("County"). The suit alleged, among other things, damages for wrongful termination of the pay phone contract between NACG and

Shelby County and racial discrimination by the County against NACG. The County filed an answer and the initial discovery was completed. Based on the facts discovered, it was determined it was not economical to continue to spend Partnership funds in an effort to obtain additional information or to continue the lawsuit.

The allowance for possible loan and lease losses is based upon a continuing review of past loss experience, current economic conditions and the underlying lease asset value of the portfolio. At the end of each quarter a review of the allowance account is conducted. At a minimum it is the Partnership's desire to maintain a loss reserve equal to 1.5 percent of the Partnership's investment in leases and notes. The Partnership currently has a loss reserve of $582,507 or 4.7% of the lease and note portfolio. Management has determined to increase its general allowance due to the loss history of the Partnership and due to the uncertainty of lessees that are past due, as described below.

As of December 31, 1999, three customers were over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those customer contracts. The total contract balance remaining at December 31, 1999 on the three customers was $3,788,438. The Partnership's net investment in these contracts totalled $2,981,163 at December 31, 1999. One customer has four contracts past due with a total contract balance remaining of $3,085,714 and a net investment of $2,443,740. Another customer, an affiliate of the past due customer mentioned previously, has a contract past due with a contract balance remaining of $696,256 and a net investment of $532,017. The Partnership increased its allowance for possible losses due to these two customers based on an analysis of the customers' repayment ability.

The General Partner is engaged directly for its own account in the business of acquiring and leasing equipment. The General Partner serves as the general partner of Telecommunications Income Fund IX, L.P. ("TIF IX") and Telecommunications Income Fund XI, L.P. ("TIF XI"), publicly owned limited partnerships that are engaged in the equipment leasing business. TIF IX is currently in its liquidation phase and must be dissolved by December 31, 2005. Also, an affiliate of the General Partner is the general partner of a privately offered active limited partnership. As of December 31, 1999, the net proceeds of the private program, TIF IX, and TIF XI have been invested in specific equipment. The activities of the General Partner, in regards to its other leasing activities, has had no impact on the Partnership to date in management's opinion.

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

The equipment leases or notes acquired by the Partnership have been financed to yield rates of return between 15% and 20%. The lease terms vary from 36 months to 60 months. The rate charged on a particular lease or note depends on the size of the transaction and the financial strength of the customer.

Inflation affects the cost of equipment purchased and the residual values realized when leases terminate and equipment is sold.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June, 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The recognition of gains or losses resulting from changes in the values of derivatives is based on the use of each derivative instrument and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Partnership will adopt SFAS No. 133 in the first quarter of calendar year 2001. The adoption of this standard is not expected to have any material impact on the Partnership's results of operations, financial position or cash flows.

YEAR 2000 ISSUE

As of the date of this filing, the Partnership and its General Partner have encountered no problems relating to the year 2000 issue. The Partnership and its General Partner are not aware of any Y2K problems or situations encountered by its customers, vendors, affiliates, or others.

LIQUIDITY AND CAPITAL RESOURCES

                                                         Year Ended                    Year Ended                 Year Ended
Major Cash Sources (Uses):                              Dec. 31, 1999                 Dec. 31, 1998              Dec. 31, 1997
                                                        -------------                 -------------              -------------
      Operations                                       $       746,219               $     2,012,147            $     1,595,449
      Net Proceeds (payments) from Line of Credit            2,540,781                    (5,339,368)                 2,746,890
      Proceeds from lease repayments & terminations          3,365,105                    12,769,566                  5,275,866
      Repayments of Notes Receivable                           508,096                       872,178                      5,490
      Purchases of Equipment for Leases                     (3,204,657)                   (5,941,745)                (5,233,450)
      Issuance of notes receivable                          (1,483,582)                     (166,000)                (1,510,000)
      Distributions to Partners                             (2,411,161)                   (2,423,504)                (2,433,440)

The Partnership is required to establish working capital reserves of no less than 1% of the total capital raised to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. At December 31, 1999, that working capital reserve, as defined, would be $226,025. Actual cash on hand at December 31, 1999 was $4,147. While the cash balance is less than the working capital reserve required, the Partnership could have borrowed on its line of credit to satisfy the requirement.

At December 31, 1999, the Partnership had a line of credit agreement with a bank that allows the Partnership to borrow the lesser of $4.0 million, or 40% of the Partnership's Qualified Accounts as defined in the agreement. As of December 31, 1999, the balance outstanding under this line of credit was $2,556,214. The line of credit is secured by substantially all assets of the Partnership. Before any funds are borrowed, the Partnership first utilizes all available excess cash. The Partnership's line of credit is used to acquire additional leases as they become available. The line of credit matures on June 30, 2000 and is cancellable by the lender after giving a 90-day notice. The Partnership paid off the line of credit in February, 2000 with the proceeds from various early contract terminations. The line of credit will not be renewed as the Partnership entered its liquidation phase on December 31, 1999.

Cash flow from operating activities has been less than the distributions paid to partners for 1999, 1998, and 1997.

The Partnership entered its liquidation phase on December 31, 1999, and began the orderly liquidation of Partnership assets. As a result, on December 31, 1999, the Partnership adopted the liquidation basis of accounting. The statement of net assets as of December 31, 1999 and the statement of changes in net assets as of December 31, 1999 have been prepared on the liquidation basis. Accordingly, assets have been valued at estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation.

The net adjustment as of December 31, 1999 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in carrying value of $1,464,813, which is included in the statement of changes in net assets as of December 31, 1999. Significant increases (decreases) in the carrying value of net assets are summarized as follows:

          Increase to reflect net realizable value of equity securities                        $            162,328
          Decrease to reflect net realizable value of net investment
             in direct financing leases and notes receivable                                             (1,077,141)
          Record estimated liabilities associated with carrying out the liquidation                        (550,000)
                                                                                               ---------------------
          Net decrease in carrying value                                                       $         (1,464,813)
                                                                                               =====================

The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to partners. The actual amounts are likely to differ from the amounts presented in the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EQUITY PRICE SENSITIVITY

The table below provides information about the Partnership's marketable and not readily marketable equity securities that are sensitive to changes in prices. The table presents the carrying amount and fair value at December 31, 1999.

                                                   Carrying Amount                  Fair Value
                                                  -----------------                 ----------
            Common Stock-Murdock                 $          305,952             $          305,952
                                                 ------------------             ------------------
            Total Available for Sale             $          305,952             $          305,952
                                                 ==================             ==================

                                                   Carrying Amount                  Fair Value
                                                   ----------------                 ----------
            Common Stock-Murdock                 $          778,602             $          778,602
                                                 ------------------             ------------------
            Total Not Readily Marketable         $          778,602             $          778,602
                                                 ==================             ==================

The Partnership's primary market risk exposure with respect to equity securities is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the portfolio is derived from the underlying ability of the companies invested in to satisfy debt obligations and their ability to maintain or improve common equity values. The Partnership holds 159,975 shares of Murdock as available for sale and 432,525 shares as not readily marketable, due to restrictions imposed by rule 144 of the Securities and Exchange Commission. Murdock is an emerging company whose stock price can be volatile. At December 31, 1999, the market price of Murdock was $2.25 per share. As of March 21, 2000, the price of Murdock had dropped approximately 58% to $.94 per share. At December 31, 1999, the total amount at risk was $1,084,554.

INTEREST RATE SENSITIVITY

The table below provides information about the Partnership's notes receivable and line of credit agreement that are sensitive to changes in interest rates. The table presents the principal amounts and related weighted average interest rates by expected maturity dates as of December 31, 1999.

                                                      Assets                                          Liabilities
                                   -------------------------------------------         -----------------------------------
       Expected                           Fixed Rate                Average             Variable Rate              Interest
     Maturity Date                     Notes Receivable          Interest Rate         Line of Credit                Rate
     -------------                 ------------------          ---------------         --------------                ----
     2000                          $          475,443                   15.1%         $        2,556,214             9.50%
     2001                                     614,813                   15.6%                        -0-              ---
     2002                                     328,548                   15.8%                        -0-              ---
     2003                                     306,647                   16.5%                        -0-              ---
     2004                                      48,369                   16.5%                        -0-              ---
                                   ------------------                                 ------------------
     Total                         $        1,773,820                                 $        2,556,214
                                   ==================                                 ==================

     Fair Value                    $        1,596,438                                 $        2,556,214
                                   ==================                                 ==================

The Partnership manages interest rate risk, its primary market risk exposure with respect to notes receivable, by limiting the terms of notes receivable to no more than five years and generally requiring full repayment ratably over the term of the note.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and related information as of and for the years ended December 31, 1999, 1998, and 1997 are included in Item 8:

     Independent Auditors' Report

     Statements of Net Assets as of December 31, 1999 (Liquidation Basis) and December 31, 1998 (Going Concern Basis)

     Statement of Changes in Net Assets (Liquidation Basis) as of
           December 31, 1999 (Initial Adoption of Liquidation Basis)

     Statements of Operations and Comprehensive Income (Loss)
           (Going Concern Basis) Years Ended December 31, 1999, 1998, and 1997

     Statements of Changes in Partners' Equity (Going Concern Basis)
           Years Ended December 31, 1999, 1998, and 1997

     Statements of Cash Flows (Going Concern Basis)
           Years Ended December 31, 1999, 1998, and 1997

     Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Partners
Telecommunications Income Fund X, L.P.

We have audited the accompanying statement of net assets (liquidation basis) of Telecommunications Income Fund X, L.P. (the "Partnership") as of December 31, 1999, and the related statement of changes in net assets (liquidation basis) as of December 31, 1999 (initial adoption of liquidation basis). In addition, we have audited the accompanying statement of net assets (going concern basis) of the Partnership as of December 31, 1998, and the related statements (going concern basis) of operations and comprehensive income (loss), changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the financial statements, the Partnership agreement required that the orderly liquidation of the Partnership's net assets begins December 31, 1999, and the Partnership commenced liquidation shortly thereafter. As a result, the Partnership has changed its basis of accounting from the going concern basis to the liquidation basis effective December 31, 1999.

In our opinion, such financial statements present fairly, in all material respects, (1) the net assets of Telecommunications Income Fund X, L.P. at December 31, 1999, (2) the changes in its net assets as of December 31, 1999 upon the initial adoption of the liquidation basis, (3) its financial position at December 31, 1998, and (4) the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles on the basis described in the preceding paragraph.

As discussed in Note 1 to the financial statements, because of the inherent uncertainty of valuation when an entity is in liquidation, the amounts realizable from the disposition of the remaining assets may differ materially from the amounts shown in the accompanying financial statements.

DELOITTE & TOUCHE LLP

Cedar Rapids, Iowa
March 20, 2000

TELECOMMUNICATIONS INCOME FUND X, L.P.

STATEMENTS OF NET ASSETS AS OF DECEMBER 31, 1999 (LIQUIDATION BASIS)
AND DECEMBER 31, 1998 (GOING CONCERN BASIS)
--------------------------------------------------------------------------------

ASSETS (Note 6)                                                            1999             1998
  Cash and cash equivalents                                          $      4,147       $     67,570
  Available-for-sale equity securities (Note 2)                           305,952          1,451,946
  Not readily marketable equity security (Note 2)                         778,602                  -
  Net investment in direct financing leases
    and notes receivable (Note 3)                                      10,652,042         11,475,014
  Allowance for possible loan and lease losses (Note 4)                         -           (445,718)
                                                                      -----------         -----------
  Direct financing leases and notes receivable, net                    10,652,042         11,029,296
  Equipment held for sale (Note 5)                                              -             57,776
  Other assets                                                             88,212             41,115
                                                                      -----------         -----------
           Total assets                                                11,828,955         12,647,703
                                                                      -----------         -----------
LIABILITIES
  Line-of-credit agreement (Note 6)                                     2,556,214             15,433
  Outstanding checks in excess of bank balance                             37,127            436,199
  Due to affiliates                                                       317,474             24,602
  Distributions payable to partners                                       199,762            201,719
  Accrued expenses and other liabilities                                  153,769            143,174
  Lease security deposits                                                 133,376            170,958
  Reserve for estimated costs during the period of liquidation            550,000                  -
                                                                     ------------       -------------
           Total liabilities                                            3,947,722            992,085
                                                                     ------------       -------------
NET ASSETS                                                           $  7,881,233       $ 11,655,618
                                                                     ============       =============

TELECOMMUNICATIONS INCOME FUND X, L.P.

STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)
AS OF DECEMBER 31, 1999 (INITIAL ADOPTION OF LIQUIDATION BASIS)
--------------------------------------------------------------------------------

NET ASSETS AS OF DECEMBER 31, 1999 (GOING CONCERN BASIS)       $   9,346,046

  Adjustment to liquidation basis (Note 1)                        (1,464,813)
                                                                 -----------
NET ASSETS AS OF DECEMBER 31, 1999 (LIQUIDATION BASIS)         $   7,881,233
                                                               =============
See notes to financial statements.


TELECOMMUNICATIONS INCOME FUND X, L.P.

STATEMENTS OF OPERATIONS AND COMPRESENSIVE INCOME (LOSS)
(GOING CONCERN BASIS)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                       1999               1998               1997

REVENUES:
  Income from direct financing leases                           $ 1,314,165        $ 1,848,567        $ 2,843,989
  Gain on lease terminations                                         16,824            768,583             85,520
  Interest and other income                                         276,777            185,517            116,194
                                                                  ---------          ---------          ---------
           Total revenues                                         1,607,766          2,802,667          3,045,703
                                                                -----------        -----------         -----------

EXPENSES:
  Management and administrative fees (Note 8)                       301,147            298,325            437,109
  Other general and administrative expenses                         183,551            331,716            214,135
  Interest expense                                                  222,344            254,975            407,538
  Depreciation expense                                                    -                  -             51,031
  Provision for possible loan and lease losses (Note 4)             184,730            199,060          3,628,090
  Impairment loss on equipment (Note 5)                                   -             54,224            205,693
Impairment loss on available-for-sale security                      173,261                  -                  -
                                                                -----------        -----------         -----------
           Total expenses                                         1,065,033          1,138,300          4,943,596
                                                                -----------        -----------         -----------

NET INCOME (LOSS)                                                   542,733          1,664,367         (1,897,893)

OTHER COMPREHENSIVE INCOME (LOSS) -
  Unrealized gain (loss) on available for sale securities          (356,459)           540,808             10,943
                                                                -----------        -----------        -----------
COMPREHENSIVE INCOME (LOSS)                                     $   186,274        $ 2,205,175        $(1,886,950)
                                                                ===========        ===========        ===========

NET INCOME (LOSS) ALLOCATED TO:
  General partner                                               $       243        $       742        $      (842)
  Limited partners                                                  542,490          1,663,625         (1,897,051)
                                                                -----------        -----------        -----------
                                                                $   542,733        $ 1,664,367        $(1,897,893)
                                                                ===========        ===========        ===========

NET INCOME (LOSS) PER PARTNERSHIP UNIT                          $      6.08        $     18.54        $    (21.11)
                                                                ===========        ===========        ===========
WEIGHTED AVERAGE PARTNERSHIP UNITS
  OUTSTANDING                                                        89,241             89,763             89,889
                                                                ===========        ===========        ===========

See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND X, L.P.

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (GOING CONCERN BASIS)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


                                                                                                      UNREALIZED
                                                                                                    GAIN (LOSS) ON
                                                    GENERAL                 LIMITED PARTNERS          AVAILABLE-        TOTAL
                                                    PARTNER           -------------------------       FOR -SALE        PARTNERS'
                                                   (40 UNITS)         UNITS           AMOUNT          SECURITIES        EQUITY

BALANCE AT DECEMBER 31, 1996                     $     10,194          90,370     $ 16,366,470     $    (43,316)     $ 16,333,348

  Net loss                                               (842)              -       (1,897,051)               -        (1,897,893)

  Distributions to partners
    ($27.00 per unit) (Note 7)                         (1,080)              -       (2,429,810)               -        (2,430,890)

  Withdrawal of limited partners                            -            (521)        (112,529)               -          (112,529)

  Change in unrealized (loss) on
    available-for-sale security                             -               -                -           10,943            10,943
                                                 ------------    ------------     ------------     ------------      ------------
BALANCE AT DECEMBER 31, 1997                            8,272          89,849       11,927,080          (32,373)       11,902,979

  Net income                                              742               -        1,663,625                -         1,664,367

  Distributions to partners ($27.00 per unit)
    (Note 7)                                           (1,080)              -       (2,421,893)               -        (2,422,973)

  Withdrawal of limited partner                             -            (236)         (29,563)               -           (29,563)

  Change in unrealized gain on
    available-for-sale securities                           -               -                -          540,808           540,808
                                                 ------------    ------------     ------------     ------------      ------------

BALANCE AT DECEMBER 31, 1998                            7,934          89,613       11,139,249          508,435        11,655,618

  Net income                                              243               -          542,490                -           542,733

  Distributions to partners ($27.00 per unit)
    (Note 7)                                           (1,080)              -       (2,408,079)               -        (2,409,159)

  Withdrawal of limited partners                            -            (870)         (86,687)               -           (86,687)

  Change in unrealized gain on available-for-sale
    securities                                              -               -                -         (356,459)         (356,459)
                                                 ------------    ------------     ------------     ------------      ------------
BALANCE AT DECEMBER 31, 1999                     $      7,097          88,743     $  9,186,973     $    151,976      $  9,346,046
                                                 ============    ============     ============     ============      ============

See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND X, L.P.

STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


                                                                                    1999                1998                1997
OPERATING ACTIVITIES:
  Net income (loss)                                                         $    542,733        $  1,664,367        $ (1,897,893)
  Adjustments to reconcile net income (loss) to net cash
    from operating activities:
    Gain on lease terminations                                                   (16,824)           (768,583)            (85,520)
    Depreciation of equipment                                                          -                   -              51,031
    Amortization of intangibles                                                    5,021               7,009               8,863
    Provision for possible loan and lease losses                                 184,730             199,060           3,628,090
    Impairment loss on equipment                                                       -              54,224             205,693
    Impairment loss on available-for-sale security                               173,261                   -                   -
    Changes in operating assets and liabilities:
      Other assets                                                               (47,097)            498,443            (383,863)
      Due to affiliates                                                          292,872               1,346             (66,614)
      Accrued expenses and other liabilities                                      10,595             (79,918)            135,662
      Outstanding checks in excess of bank balance                              (399,072)            436,199                   -
                                                                            ------------        ------------        ------------
           Net cash from operating activities                                    746,219           2,012,147           1,595,449
                                                                            ------------        ------------        ------------

INVESTING ACTIVITIES:
  Investment in available-for-sale security                                            -            (770,250)                  -
  Acquisitions of, and purchases of equipment for,
    direct financing leases                                                   (3,204,657)         (5,941,745)         (5,233,450)
  Repayments of direct financing leases                                        2,685,933           2,031,823           3,796,745
  Proceeds from termination of direct financing leases                           679,172          10,737,743           1,479,121
  Repayments of notes receivable                                                 508,096             872,178               5,490
  Issuance of notes receivable                                                (1,483,582)           (166,000)         (1,510,000)
  Net lease security deposits paid                                               (37,582)           (338,586)            (41,832)
                                                                            ------------        ------------        ------------
           Net cash from investing activities                                   (852,620)          6,425,163          (1,503,926)
                                                                            ------------        ------------        ------------

FINANCING ACTIVITIES:
  Proceeds from line-of-credit borrowings                                      5,981,076           7,797,857          12,124,666
  Repayments of line-of-credit borrowings                                     (3,440,295)        (13,137,225)         (9,377,776)
  Repayment of additional borrowings                                                   -            (583,233)           (803,128)
  Distributions and withdrawals paid to partners                              (2,497,803)         (2,453,067)         (2,545,969)
                                                                            ------------        ------------        ------------
           Net cash from financing activities                                     42,978          (8,375,668)           (602,207)
                                                                            ------------        ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (63,423)             61,642            (510,684)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    67,570               5,928             516,612
                                                                            ------------        ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $      4,147        $     67,570        $      5,928
                                                                            ============        ============        ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                             $    199,642        $    302,529        $    387,992
  Noncash investing and financing activities:
    Change in unrealized gain (loss) on available-for-sale securities           (356,459)            540,808              10,943
    Conversion of leases to notes receivable                                           -           2,631,890                   -

See notes to financial statements

TELECOMMUNICATIONS INCOME FUND X, L.P.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


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

        The Partnership operates in one segment. The Partnership's operations are conducted throughout the United States. The Partnership primarily acquired equipment for lease to third parties under a direct finance arrangement. The lease agreements with individual customers were generally in excess of $500,000 and certain agreements exceed 10% of the Partnership's direct finance lease portfolio (see Note 3). The Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of Partnership assets on January 1, 2000 as required by the Partnership agreement. The Partnership must dissolve on December 31, 2002, or earlier, upon the occurrence of certain events (see Note
        7).

        BASIS OF PRESENTATION - The Partnership began the orderly liquidation of Partnership assets in January 2000 as discussed above. As a result, on December 31, 1999 the Partnership adopted the liquidation basis of accounting. The statement of net assets as of December 31, 1999 and the statement of changes in net assets as of December 31, 1999 have been prepared on the liquidation basis. Accordingly, assets have been valued at estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation.

        The net adjustment as of December 31, 1999 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in carrying value of $1,464,813, which is included in the statement of changes in net assets as of December 31, 1999. Significant increases (decreases) in the carrying value of net assets are summarized as follows:

            Increase to reflect net realizable value of equity securities       $       162,328
            Decrease to reflect net realizable value of net investment
              in direct financing leases and notes receivable                        (1,077,141)
            Record estimated liabilities associated with carrying
              out the liquidation                                                      (550,000)
                                                                                ---------------
            Net decrease in carrying value                                      $    (1,464,813)
                                                                                ===============


        The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to partners. The actual amounts are likely to differ from the amounts presented in the financial statements.

        The statement of net assets as of December 31, 1998 (going concern basis) and the related statements (going concern basis) of operations and comprehensive income (loss), changes in partners' equity and cash flows for the years ended December 31, 1999, 1998 and 1997 have been prepared using the historical cost (going concern) basis of accounting on which the Partnership had previously reported its financial condition, results of operations and cash flows.

        USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimated. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the net realizable values of the Partnership's assets and the reserve for estimated costs during the period of liquidation.

        Equity securities at December 31, 1999 represent common stock investments in one company. A prospective buyer may require a substantially greater illiquidity discount than currently estimated and the operating results and prospects of that company may deteriorate. These factors, among others, could have a material near-term impact on the net realizable value of equity securities.

        Most of the Partnership's leases and notes receivable are with customers that are in the entrepreneurial stage and, therefore, are highly leveraged and require financing in place of or to supplement financing from banks. Although the Partnership attempts to mitigate its credit risk through timely collection efforts, failure of the Partnership's customers to make scheduled payments under their equipment leases and notes receivable could have a material near-term impact on the net realizable value of leases and notes receivable.

        Realization of residual values depends on many factors, several of which are not within the Partnership's control, including general market conditions at the time of the original contract's expiration, whether there has been unusual wear and tear on, or use of, the equipment, the cost of comparable new equipment, the extent, if any, to which the equipment has become technologically or economically obsolete during the contract term and the effects of any additional or amended government regulations. These factors, among others, could have a material near-term impact on the net realizable value of leases.

        CERTAIN RISK CONCENTRATIONS - The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, office equipment, and automated teller machines, representing approximately 52%, 9% and 20% at December 31, 1999 and 59%, 20% and 17% at December 31, 1998, of the Partnership's direct finance lease portfolio.

        Four customers account for approximately 69% of the Partnership's net investment in direct financing leases and notes receivable portfolio at December 31, 1999. One of these customers was past due in lease payments at December 31, 1999 (see Note 4). Also, the Partnership's entire investment in equity securities at December 31, 1999 (and substantially all of December 31, 1998) represent securities of one of the past due customers. This customer represents approximately 24% of the lease and notes receivable portfolio at December 31, 1999.

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

        EQUITY SECURITIES - The Partnership's equity securities, which cannot be sold within one year, due to restrictions as to sale in the public market under rule 144 of the Securities & Exchange Commission, are classified as not readily marketable. Such securities are valued at December 31, 1999 at an estimated discount from the published market price reflective of their illiquid nature and were carried at their cost basis during 1999 prior to the adoption of the liquidation basis of accounting.

        Equity securities which can be sold in the public market within one year are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of partners' equity. Fair value is determined using published market prices.

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

        ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES - The Partnership performed credit evaluations prior to approval of a loan and lease. Subsequently, the creditworthiness of the customer and the value of the underlying assets are monitored on an ongoing basis. Under its lease agreements, the Partnership retains legal ownership of the leased asset. The Partnership maintains an allowance for possible loan and lease losses which could arise should customers become unable to discharge their obligations under the loan and lease agreements. The allowance for possible loan and lease losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan and lease portfolio. The allowance is based upon a continuing review of past loss experience, current economic conditions, delinquent loans and leases, an estimate of potential loss exposure on significant customers in adverse situations, and the underlying asset value. The consideration of such future potential losses also includes an evaluation for other than temporary declines in value of the underlying assets. Loans and leases which are deemed uncollectible are charged off and deducted from the allowance. The provision for possible loan and lease losses and recoveries are added to the allowance.

        NET REALIZABLE VALUE OF NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE - Management, in arriving at the net realizable value of the Partnership's net investment in direct financing leases and notes receivable, considered the contractual repayment schedule, the estimated duration of the liquidation period, the customer and industry concentration risks, and interest rate levels, among other factors, in arriving at a discount to apply to the portfolio at December 31, 1999 to estimate its net realizable value.

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

        IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The recognition of gains or losses resulting from changes in the values of derivatives is based on the use of each derivative instrument and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Partnership will adopt SFAS No. 133 in the first quarter of calendar year 2001. The adoption of this standard is not expected to have any material impact on the Partnership's changes in net assets, net assets or cash flows.

        RECLASSIFICATIONS - Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 financial statement presentation.

2.      EQUITY SECURITIES

        The Partnership's equity securities consist of the following at December 31, 1999 and 1998:

                                                             1999           1998
Available-for-sale equity securities:
  Murdock Communications Corporation, 159,975 and
    592,500 shares of common stock at December 31,
    1999 and 1998, respectively                          $  305,952     $  1,446,700
    Other                                                        -             5,246
                                                         ----------     ------------
   Total                                                  $  305,952     $  1,451,946
                                                          ==========     ============

  Not readily marketable equity security - Murdock
  Communications Corporation, 432,525 shares of
  common stock                                           $  778,602     $          -
                                                         ==========     ============

        Due to certain requirements under rule 144 of the Securities & Exchange Commission, a portion of the Partnership's common shares held in Murdock Communications Corporation became restricted beyond one year in 1999 and were reclassified to a not readily marketable equity security.

        The Partnership's gross changes in unrealized gain (loss) on available-for-sale equity securities for the years ended December 31, 1999, 1998 and 1997 consists of the following:


                                                                  1999           1998          1997

              Unrealized holding gains during the year               $         -      $   676,450    $   10,943
              Unrealized holding losses during the year (including
                $48,602 related to reclassifying shares to
                not readily marketable)                                 (529,720)        (135,642)            -
              Reclassification adjustment for loss included
                in net income (loss)                                     173,261                -             -
                                                                      ----------      -----------    ----------
              Unrealized gain (loss) on available-for-sale
                securities, net                                       $ (356,459)     $   540,808    $   10,943
                                                                      ==========      ===========    ==========

        The cost and market value of available -for-sale equity securities consists of the following at December 31, 1999 and 1998:


                                                                 1999                 1998

  Cost                                                       $  207,967           $    943,511
  Gross unrealized gains                                        151,976                676,450
  Gross unrealized losses                                            -                (168,015)
                                                             ----------           ------------
  Market value                                                  359,943           $  1,451,946
  Net realizable value adjustment                               (53,991)          ============
                                                             ----------
  Net realizable value                                       $  305,952
                                                             ==========

        As of March 20, 2000, the value of Murdock Communications Corporation common stock has declined by approximately 60%.

3.      NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE

        The Partnership's net investment in direct financing leases and notes receivable consists of the following at December 31, 1999 and 1998:

                                                                            1999             1998
  Minimum lease payments receivable                                   $ 12,223,103       $  12,713,308
  Estimated unguaranteed residual values                                   645,025             644,853
  Unamortized initial direct costs                                          24,022              22,840
  Unearned income                                                       (2,354,280)         (2,704,320)
  Notes receivable                                                       1,773,820             798,333
  Adjustment to net realizable value                                    (1,659,648)               -
                                                                      ------------        ------------
  Net investment in direct financing leases and notes receivable      $ 10,652,042        $ 11,475,014
                                                                      ============        ============

        At December 31, 1999, contractual maturities under notes receivable, future minimum payments to be received under the direct financing leases and the estimated unguaranteed residuals to be realized at the expiration of the direct financing leases are as follows:

                                                    NOTES               MINIMUM            ESTIMATED
                                                  RECEIVABLE              LEASE           UNGUARANTEED
                                                 CONTRACTUAL           PAYMENTS            RESIDUAL
                                                  MATURITIES            RECEIVABLE            VALUES
  Years ending December 31:
                  2000                        $     475,443        $    5,102,937        $  103,684
                  2001                              614,813             3,542,494           122,796
                  2002                              328,548             2,552,338            58,627
                  2003                              306,647               901,106           224,351
                  2004                               48,369               124,228           135,567
                                              -------------        --------------        ----------
                  Total                       $   1,773,820        $   12,223,103        $  645,025
                                              =============        ==============        ==========


        Additionally, the Partnership leases equipment to certain companies for which the General Partner or its affiliates have an ownership interest in, provide financing to, or provide investment advisory services for such companies. The Partnership's net investment in direct financing leases with these companies approximated $4,681,696 and $6,276,688 at December 31, 1999 and 1998, respectively.

        Five customers accounted for 10% or more of the amount of income from direct financing leases during one or more of the years presented, as follows:

                                                            1999       1998      1997
  Customer A                                                 20%        18%        9%
  Customer B                                                 21          4         -
  Customer C                                                  -          -        15
  Customer D                                                  -          -        15
  Customer E                                                  8         21         9

4.      ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

        The changes in the allowance for possible loan and lease losses for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                          1999                1998                1997

Balance at beginning of year           $  445,718          $  3,855,618        $    323,398
  Provision                               184,730               199,060           3,628,090
  Charge-offs, net of recoveries          (47,941)           (3,608,960)            (95,870)
                                       ----------          ------------        ------------
Balance at end of year                 $  582,507          $    445,718        $  3,855,618
                                       ==========          ============        ============



        The allowance for possible loan and lease losses consisted of specific allowances for leases and notes receivable of $380,807, $114,102 and $3,319,159 and a general unallocated allowance of $201,700, $331,616 and $536,459, respectively, at December 31, 1999, 1998 and 1997. The allowance at December 31, 1999 is included in the net realizable value adjustment discussed in Note 3.

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

        In December 1998, the Partnership, Telecommunications Income Fund IX, the General Partner, NACG and others filed a suit against Shelby County, Tennessee ("County"). The suit alleges, among other things, damages for wrongful termination of the pay phone contract between NACG and Shelby County and racial discrimination by the County against NACG. The County filed an answer and the initial discovery has been completed. Based on the facts discovered, it was determined it was not economical to continue to spend Partnership funds in an effort to obtain additional information or to continue the lawsuit.

        At December 31, 1999, the Partnership had three customers with payments over 90 days past due. The Partnership's net investment in lease contracts with these customers totaled $2,981,163. Two of the customers are related through common ownership and their net investment in lease contracts totaled $2,975,757. Management has provided a specific allowance of $300,000 at December 31, 1999 related to these two customers based on an analysis of the customers' repayment ability. Management believes that the underlying collateral is adequate to recover the Partnership's net investment for the remaining past due customer.

5.      EQUIPMENT HELD FOR SALE

        In May 1995, the Partnership exercised its right to manage the assets leased to Telecable/Continental due to nonpayment of lease receivables. The remaining net equipment cost, which had been depreciated to $938,693 and relates to hotel satellite television equipment, was expected by management to be recovered through the sale of the equipment. Such equipment cost had been adjusted for an impairment loss of $621,000 in 1996, $205,693 in 1997 and $54,224 in 1998, to reflect management's estimated fair market value of the equipment. The equipment was disposed of in 1999 at no further loss to the Partnership.

6.      BORROWING AGREEMENT

        The Partnership has a line-of-credit agreement with a bank which bears interest at a variable rate (1% over the prime rate) of 9.5%, 8.75% and 9.5% at December 31, 1999, 1998 and 1997, respectively. The agreement was amended August 26, 1998 to extend the maturity date to June 30, 2000, reduce the borrowing amount to the lesser of $4.0 million or 40% of Qualified Accounts, as defined in the agreement, and require minimum monthly interest payments of $4,000 beginning in December 1998. The agreement is cancellable by the lender after giving a 90-day notice and is collateralized by substantially all assets of the Partnership. The line-of-credit is guaranteed by the General Partner and certain affiliates of the General Partner. The General Partner believes amounts available under the line of credit are adequate for the foreseeable future. The amount outstanding under this line-of-credit at December 31, 1999 and 1998 was $2,556,214 and $15,433, respectively.

7.      LIMITED PARTNERSHIP AGREEMENT

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

        During the Partnership's operating phase, to the extent there is cash available for distribution, cash distributions will be made on a monthly basis in the following order of priority: first, to reimburse the General Partner for administrative services it provides to the Partnership, as further described in the Agreement (see Note 8); second, to the limited partners up to amounts representing a 10.8% cumulative annual return on their adjusted capital contribution (as defined); and, third, to the General Partner, representing a monthly equipment management fee of 5% of the gross rental payments received by the Partnership (see Note 8). To the extent that cash is not available to pay all or a portion of the equipment management fee pursuant to the above priority distributions, such fee will accrue and accumulate. Any remaining cash distributions after payment of the above (including arrearages) will be paid, at the discretion of the General Partner, to the limited partners.

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

8.      MANAGEMENT AND SERVICE AGREEMENTS

        The Partnership pays an equipment management fee, equal to 5% of the amount of gross rental payments received, to the General Partner. The Partnership entered its liquidation phase in January 2000 and at that time discontinued the fee. During the years ended December 31, 1999, 1998 and 1997, those management fees aggregated $217,147, $214,325 and $353,109, respectively.

        In addition, the General Partner is reimbursed for certain other costs under an administrative services agreement. Amounts incurred by the Partnership pursuant to this agreement amounted to $84,000 for each of the years ended December 31, 1999, 1998 and 1997.

9.      RECONCILIATION OF FINANCIAL AND INCOME TAX REPORTING BASIS

        A reconciliation of net income (loss) for financial reporting purposes with the related amount reported for income tax purposes for the years ended December 31, 1999, 1998 and 1997 is as follows:


                                         1999                                    1998                              1997
                             ----------------------------          ----------------------------       ----------------------------
                                                 Per                                    Per                               Per
                                Amount          Unit                   Amount          Unit               Amount          Unit

Net income (loss) for
  financial reporting
  purposes                   $      542,733    $     6.08          $   1,664,367     $   18.54       $  (1,897,893)   $  (21.11)
Adjustment to
  convert direct
  financing leases to
  operating leases
  for income tax
  purposes                          198,174          2.22               (931,343)       (10.37)           (587,372)       (6.53)
Net change in
  allowance for
  possible loan and
  lease losses                      194,565          2.18             (3,409,900)       (37.98)          3,532,220        39.29
Gain on lease
  terminations                      (74,076)         (.83)               673,200          7.49            (715,724)       (7.96)
Impairment of
  investment                        173,261          1.94                   -              -                   -            -
                             --------------    ----------          -------------     ----------       ------------    ------------
Net income (loss)
  for income tax
  reporting purposes         $    1,034,657    $    11.59          $  (2,003,676)    $  (22.32)       $    331,231    $    3.69
                             ==============    ==========          =============     ==========       ============    ============

10.     DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        The fair value amounts disclosed below are based on estimates prepared by management based on valuation methods appropriate in the circumstances. Generally accepted accounting principles do not require disclosure for lease contracts. The carrying amount for financial instruments included among cash and cash equivalents, line-of-credit agreement, and other short-term payables approximates their fair value because of the short maturity of those instruments or the variable interest rate feature of the instrument. Also, the Partnership's available-for-sale securities are reported at market value. The estimated fair value of other significant financial instruments are based principally on discounted future cash flows at rates commensurate with the credit and interest rate risk involved.

        The estimated fair values of the Partnership's other significant financial instruments are as follows at December 31, 1998:


                                     1998
                          ------------------------------
                          Carrying                Fair
                           Amount                Value
Notes receivable       $      798,333    $       798,333

11.     SUBSEQUENT EVENT

        The Partnership paid off its line of credit in February 2000 with the proceeds from various early lease terminations. The line of credit will not be renewed as the Partnership entered its liquidation phase on December 31, 1999.

                                    * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT
A: The General Partner of the registrant:
       Berthel Fisher & Company Leasing, Inc., an Iowa corporation.

B: Executive officers of the General Partner of the Registrant:

Thomas J. Berthel (age 48) - Mr. Berthel is the Chief Executive Officer and Director of the General Partner, a position he has held since the General Partner's inception in 1988. Mr. Berthel is also President and a Director of the General Partner's parent, Berthel Fisher & Company, Inc. ("Berthel Fisher"), which he founded in 1985, and Berthel Fisher's other subsidiaries, Berthel Fisher & Company Financial Services, Inc.; Berthel Fisher & Company Management Corp.; Berthel Fisher & Company Planning, Inc.; and one other corporation which acts as general partner of a separate private program. He also serves as the Chairman of the Board and Director of Amana Colonies Golf Course, Inc. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa
(1974). From 1974 to 1982, Mr. Berthel was President and majority shareholder of Insurance Planning Services Corporation in Maquoketa, Iowa, which was engaged in the operation of a securities and insurance business. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. Mr. Berthel is also a Certified Life Underwriter. Mr. Berthel also serves as an individual general partner of the limited partnership referred to above. Mr. Berthel received a MBA degree from the University of Iowa in 1993.

Ronald O. Brendengen (age 45) - Mr. Brendengen is the Treasurer, Chief Operating Officer, Chief Financial Officer, and a Director (1988 to present) of the General Partner. He was elected to his current offices in October 1996. He served as Treasurer and Chief Financial Officer since October 1996. He has also served as Secretary (1994 - March, 1995), Treasurer (1988 - August 1995) and Chief Financial Officer (1994 - August 1995) of the General Partner. He served as Controller (1985-1993), Treasurer (1987-present), Chief Financial Officer, Secretary and a Director (1987-present), and was also elected Chief Operating Officer in January 1998, of Berthel Fisher & Company, the parent company of the General Partner. Mr. Brendengen serves as the Treasurer, Chief Financial Officer and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. He also serves in various offices and as a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.

Nancy L. Lowenberg (age 41) - Ms. Lowenberg was Executive Vice President and General Manager of the General Partner beginning January 2, 1997. From September 1986 to December 1996, Ms. Lowenberg was employed by Firstar Bank Iowa, N.A., in Cedar Rapids. Since 1989, Ms. Lowenberg was Vice President Commercial Loans. As Vice President Commercial Loans, she was relationship manager for 62 accounts with approximately $70,000,000 of committed credit. She had responsibility for credit quality, annual review and maintenance of existing accounts and business development. From 1981-1986, Ms. Lowenberg was employed by Firstar Bank Systems. Ms. Lowenberg received her Bachelor of Science Agricultural Business with a minor in Finance in 1981 from Iowa State University, Ames, Iowa. Ms. Lowenberg resigned from the General Partner effective February 9, 2000.

ITEM 11. EXECUTIVE COMPENSATION

Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last three years to the General Partner:

(A)                                       (B)      (C)                 (C1)         (C2)                 (D)

                                                                                    Securities of
                                                                                    property
                                                                                    insurance            Aggregate
                                                                                    benefits or          of
                                                   Cash and Cash                    reimbursement        contingent
Name of individual                        Year     equivalent forms                 personal             or forms of
and capacities served                     Ended    of remuneration     Fees         benefits             remuneration
---------------------------------------------------------------------------------------------------------------------
Berthel Fisher & Co. Leasing, Inc.        1999     $0                  $301,147     $0                   $0
(General Partner)                         1998     $0                  $298,325     $0                   $0
                                          1997     $0                  $437,109     $0                   $0


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the Partnership Units.

      (b) The General Partner of the Registrant owns Units of the Registrant set forth in the following table.

        (1)                  (2)                        (3)                            (4)

                    NAME AND ADDRESS OF           AMOUNT AND NATURE OF               PERCENT
TITLE OF CLASS      BENEFICIAL OWNERSHIP          BENEFICIAL OWNERSHIP               OF CLASS
--------------      --------------------          --------------------              ---------
Units               Berthel Fisher & Co.          Forty (40) Units;                  0.04%
                    Leasing, Inc.                 sole owner.
                    701 Tama Street
                    Marion, IA 52302

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related party transactions are described in Notes 3 and 8 of the notes to the financial statements.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)         1. Financial Statements.

                                                                                              Page No.
            Statements of Net Assets as of December 31, 1999 (Liquidation Basis)
            and December 31, 1998 (Going Concern Basis)                                          15

            Statement of Changes in Net Assets (Liquidation Basis) as of
            December 31, 1999 (Initial Adoption of Liquidation Basis)                            16

            Statements of Operations and Comprehensive Income (Loss)
            (Going Concern Basis) Years Ended December 31, 1999
            1998, and 1997                                                                       17

            Statements of Changes in Partners' Equity (Going Concern Basis)
            Years Ended December 31, 1999, 1998, and 1997                                        18

            Statements of Cash Flows (Going Concern Basis)
            Years Ended December 31, 1999, 1998, and 1997                                        19

            Notes to Financial Statements                                                        20

            2. Financial Statements Schedules
            Information pursuant to Rule 12-09 (Schedule II) is included in the financial statements and notes thereto.

            3. Exhibits
            3,4 Amended and Restated Agreement of Telecommunications
            Income Fund X, L.P.  currently in effect dated as of August 19, 1993(1)

            27 Financial Data Schedule-filed electronically

(b)         Reports on Form 8-K
            No reports on Form 8-K were filed in the fourth quarter of 1999.

--------------------------------------------------------------------------------
            (1) Incorporated herein by reference to Exhibit A in the Partnership's registration statement on Form S-1, effective August 27, 1993

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

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------
                                  (REGISTRANT)

By Berthel Fisher & Company Leasing, Inc.

By: Thomas J. Berthel/s/                                 Date: March 24, 2000
    --------------------------------------
Thomas J. Berthel
President

By Berthel Fisher & Company Leasing, Inc.

By: Ronald O. Brendengen/s/                              Date: March 24, 2000
    --------------------------------------
Ronald O. Brendengen
Chief Financial Officer, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Thomas J. Berthel/s/                                     Date: March 24, 2000
------------------------------------------
Thomas J. Berthel
Chief Executive Officer
President, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

Ronald O. Brendengen/s/                                  Date: March 24, 2000
------------------------------------------
Ronald O. Brendengen
Treasurer, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

Daniel P. Wegmann/s/                                     Date: March 24, 2000
------------------------------------------
Daniel P. Wegmann
Controller
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

                                 EXHIBIT INDEX

            3,4         Amended and Restated Agreement of
                        Telecommunications Income Fund IX, L.P. currently in effect dated as of August 12, 1991 (1)

------------------------------------------

            (1) Incorporated herein by reference to Partnership Exhibit A to the prospectus included in the Partnership's post effective amendment No. 4 to Form S-1 registration statement filed on December 22, 1992.