Form 10-Q
period 2000-03-31
TELECOMMUNICATIONS INCOME FUND X LP
filed 2000-05-10
CIK 904005

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

                         Commission File Number: 0-25574
                                                 -------

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Iowa                                       42-1401715
              -----------                                   ----------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)

                    701 Tama Street, Marion, Iowa         52302
                --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (319) 447-5700

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

As of April 20, 2000, 88,747 units were issued and outstanding. Based on the book value at March 31, 2000 of $74.32 per unit, the aggregate market value at April 20, 2000 was $6,595,677.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                      INDEX

                                                                                                      Page
                                                                                                      ----
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

              Statements of Net Assets (Liquidation Basis)-
              March 31, 2000 and December 31, 1999                                                       3

              Statement of Income and Comprehensive Income (Going Concern Basis)-
              three months ended March 31, 1999                                                          4

              Statement of Changes in Net Assets-three months ended March 31, 2000                       5

              Statements of Cash Flows-three months ended March 31, 2000 and 1999                        6

              Notes to Financial Statements                                                              7


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations            8


Item 3. Quantitative and Qualitative Disclosures About Market Risk                                       9


Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                               10

Signatures                                                                                              11

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
            STATEMENTS OF NET ASSETS (LIQUIDATION BASIS) (UNAUDITED)

                                                                    March 31, 2000     December 31, 1999
                                                                    --------------     -----------------
ASSETS

Cash and cash equivalents                                             $   406,548          $     4,147
Available-for-sale equity security                                        144,477              305,952
Not readily marketable equity security                                    367,663              778,602
Net investment in direct financing leases
 and notes receivable (Note B)                                          6,324,932           10,652,042
Other assets                                                               52,863               88,212
                                                                      -----------          -----------

TOTAL ASSETS                                                            7,296,483           11,828,955
                                                                      -----------          -----------


LIABILITIES

Line of credit agreement (Note C)                                             -0-            2,556,214
Outstanding checks in excess of bank balance                               13,562               37,127
Due to affiliates                                                             -0-              317,474
Distributions payable to partners                                             -0-              199,762
Accrued expenses and other liabilities                                    158,669              153,769
Lease security deposits                                                    72,822              133,376
Reserve for estimated costs during the period of liquidation              455,628              550,000
                                                                      -----------          -----------

TOTAL LIABILITIES                                                         700,681            3,947,722
                                                                      -----------          -----------


NET ASSETS                                                            $ 6,595,802          $ 7,881,233
                                                                      ===========          ===========



See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                  STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                        (GOING CONCERN BASIS) (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                             MARCH 31, 1999
                                                           ------------------
Revenues:
         Lease income                                            $398,903
         Interest income                                           54,342
         Gain on lease terminations                                 1,735
         Other                                                     10,619
                                                                 --------
Total revenues                                                    465,599
                                                                 --------


Expenses:
         Management fees                                           54,888
         Administrative services                                   21,000
         Interest                                                  34,867
         Professional fees                                         47,054
         Provision for possible losses                             64,103
         Other                                                     18,156
                                                                 --------
Total expenses                                                    240,068
                                                                 --------

Net income                                                        225,531

Other comprehensive income:
         Unrealized gain on available-for-sale securities         564,691
                                                                 --------

Comprehensive income                                             $790,222
                                                                 ========

Net income per partnership unit                                  $   2.52
                                                                 ========

Weighted average partnership units outstanding                     89,471
                                                                 ========

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                       STATEMENT OF CHANGES IN NET ASSETS
                         (LIQUIDATION BASIS) (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2000




Net Assets at December 31, 1999                                $   7,881,233

Income from direct financing leases,
   interest, and other income                                         91,761

Distributions to partners                                         (1,500,000)

Withdrawals of limited partners                                       (4,109)

Change in estimate of liquidation value of net assets                126,917
                                                               -------------


Net Assets at March 31, 2000                                   $   6,595,802
                                                               =============


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                MARCH 31, 2000         MARCH 31, 1999
                                                                                --------------         --------------
OPERATING ACTIVITIES
Net Income/changes in net assets excluding withdrawals and distributions          $   218,678           $   225,531
Adjustments to reconcile to net cash from operating activities:
     Amortization                                                                         -0-                 4,821
     Provision for possible losses                                                        -0-                64,103
     Gain on lease terminations                                                           -0-                (1,735)
     Liquidation basis adjustments                                                   (126,917)                  -0-
Changes in operating assets and liabilities:
     Other assets                                                                      35,349               (24,843)
     Outstanding checks in excess of bank balance                                     (23,565)             (436,199)
     Due to affiliates                                                               (317,474)               42,554
     Accrued expenses and other liabilities                                             4,900                45,552
     Reserve for estimated costs during the period of liquidation                     (94,372)                  -0-
                                                                                  -----------           -----------
Net cash from operating activities                                                   (303,401)              (80,216)
                                                                                  -----------           -----------

INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment for, direct financing leases                  -0-            (1,886,783)
Repayments of direct financing leases                                                 325,553               621,313
Proceeds from early termination of direct financing leases                          4,699,822                30,705
Net lease security deposits repaid                                                    (60,554)               (3,107)
Issuance of notes receivable                                                              -0-              (376,000)
Repayments of notes receivable                                                          1,066                55,875
                                                                                  -----------           -----------
Net cash from investing activities                                                  4,965,887            (1,557,997)
                                                                                  -----------           -----------

FINANCING ACTIVITIES
Borrowings from line of credit                                                        346,936             3,208,930
Net repayments of line of credit                                                   (2,903,150)             (931,437)
Distributions and withdrawals paid to partners                                     (1,703,871)             (626,945)
                                                                                  -----------           -----------
Net cash from financing activities                                                 (4,260,085)            1,650,548
                                                                                  -----------           -----------

Net increase in cash and cash equivalents                                             402,401                12,335
Cash and cash equivalents at beginning of period                                        4,147                67,570
                                                                                  -----------           -----------
Cash and cash equivalents at end of period                                        $   406,548           $    79,905
                                                                                  ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                                     $    55,400           $    19,407
Unrealized gain on securities available for sale                                          -0-               564,691


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999.

On December 31, 1999, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership in accordance with the partnership agreement. As a result, the unaudited financial statements have been presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities include estimated costs associated with carrying out the plan of liquidation.

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                                     (Liquidation Basis)       (Liquidation Basis)
                                                       March 31, 2000           December 31, 1999
                                                       --------------           -----------------
     Minimum lease payments receivable               $      6,879,813          $     12,223,103
     Estimated unguaranteed residual values                   352,062                   645,025
     Unamortized initial direct costs                          24,930                    24,022
     Unearned income                                       (1,395,076)               (2,354,280)
     Notes receivable                                       1,642,626                 1,773,820
     Adjustment to net realizable                          (1,179,423)               (1,659,648)
                                                     ----------------          ----------------
     Net investment in direct financing
         leases and notes receivable                 $      6,324,932          $     10,652,042
                                                     ================          ================

Note C -- CREDIT ARRANGEMENTS
The Partnership had a line-of-credit agreement with a bank carrying interest at 1% over prime. The agreement was amended August 26, 1998 to extend the maturity date to June 30, 2000, reduce the borrowing amount to the lesser of $4.0 million, or 40% of the Partnership's Qualified Accounts, as defined in the agreement, and require minimum monthly interest payments of $4,000 beginning in December 1998. The agreement was cancelable by the lender after giving a 90-day notice and was collateralized by substantially all assets of the Partnership. The line-of-credit was guaranteed by the General Partner and certain affiliates of the General Partner. The line-of-credit was paid off in full during the first quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On December 31, 1999, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership in accordance with the partnership agreement. As a result, the unaudited financial statements have been presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities include estimated costs associated with carrying out the plan of liquidation.

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $91,761 in income from direct financing leases, notes receivable, and other income during the first quarter of 2000. This represents an annualized return on average net assets of approximately 5.1%.

Management increased its estimate of the liquidation value of net assets during the first quarter of 2000 by $126,917. This increase was due to several factors including an increase in the estimated net realizable value of the lease and note portfolio offset by the decreased market value of the Partnership's equity security. The increased net realizable value of the lease and note portfolio is primarily due to several contract payoffs in the first quarter of 2000, which resulted in proceeds of $4,699,822 and a gain on terminations of $213,849. The proceeds were used to pay off the Partnership's line-of-credit, a note payable to the General Partner, and make distributions to partners. The Partnership has accrued the estimated expenses of liquidation, which is $455,628 at March 31, 2000. The General Partner reviews this estimate and will adjust quarterly, as needed.

The Partnership will continue to make distributions to the partners as leases and notes receivable are collected or sold and other assets are sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements.

As of March 31, 2000 there were four customers with payments over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those contracts. The Partnership's net investment in these contracts at March 31, 2000 was $5,042,522. Three customers that are past due account for a significant percentage of the Partnership's lease and notes receivable portfolio as of March 31, 2000, as outlined in the following table:

                                     Net Investment       % of Portfolio
                                     --------------       --------------
          Customer A                     $2,443,740                32.6%
          Customer B                        532,017                 7.1%
          Customer C                      2,061,359                27.5%

Customer B is an affiliate of Customer A. Management believes its reserve is adequate related to these customers. Management will continue to monitor the past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, representing approximately 80% of the portfolio at March 31, 2000. As noted in the above table, three customers account for approximately 67% of the Partnership's portfolio at March 31, 2000 and are past due. No other customers account for more than 10% of the Partnership's portfolio.

YEAR 2000 ISSUE
As of the date of this filing, the Partnership and its General Partner have encountered no problems relating to the year 2000 issue. The Partnership and its General Partner are not aware of any year 2000 problems or situations encountered by its customers, vendors, affiliates, or others.

LIQUIDITY AND CAPITAL RESOURCES
Early contract terminations in the first quarter of 2000 resulted in cash proceeds of $4,699,822. The proceeds were used to pay off the Partnership's line-of-credit, a note payable to the General Partner, and make distributions to partners.

The Partnership had a line-of-credit agreement with a bank carrying interest at 1% over prime. The agreement was amended August 26, 1998 to extend the maturity date to June 30, 2000, reduce the borrowing amount to the lesser of $4.0 million, or 40% of the Partnership's Qualified Accounts, as defined in the agreement, and require minimum monthly interest payments of $4,000 beginning in December 1998. The agreement was cancelable by the lender after giving a 90-day notice and was collateralized by substantially all assets of the Partnership. The line-of-credit was guaranteed by the General Partner and certain affiliates of the General Partner. The line-of-credit was paid off in full during the first quarter of 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EQUITY PRICE SENSITIVITY
The table below provides information about the Partnership's marketable and not readily marketable equity securities that are sensitive to changes in prices. The table presents the carrying amount and fair value at March 31, 2000.

                                           Carrying Amount      Fair Value
                                           ---------------      ----------
         Common Stock-Murdock               $     144,477      $     144,477
                                            -------------      -------------
         Total Available-for-Sale           $     144,477      $     144,477
                                            =============      =============

                                           Carrying Amount      Fair Value
                                           ---------------      ----------
         Common Stock-Murdock               $     367,663      $     367,663
                                            -------------      -------------
         Total Not Readily Marketable       $     367,663      $     367,663
                                            =============      =============

The Partnership's primary market risk exposure with respect to equity securities is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the portfolio is derived from the underlying ability of the entity invested in to satisfy debt obligations and its ability to maintain or improve common equity values. The Partnership holds 159,975 shares of Murdock Communications Corporation ("Murdock") as available for sale and 432,525 shares as not readily marketable, due to restrictions imposed by rule 144 of the

Securities and Exchange Commission. Murdock is an emerging company whose stock price can be volatile. At March 31, 2000, the market price of Murdock was $1.06 per share. As of April 20, 2000, the price of Murdock had dropped approximately 40% to $.64 per share. The effect of this decrease in market price decreases the book value of the Partnership units by $2.80, or 3.8% of the total book value. At March 31, 2000, the total amount at risk was $512,140.

INTEREST RATE SENSITIVITY
The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. The table presents the principal amounts and related weighted average interest rates by expected maturity dates as of March 31, 2000.

                  Expected                  Fixed Rate            Average
                  Maturity Date          Notes Receivable      Interest Rate
                  -------------          ----------------      -------------
                  2000                     $     300,627            14.8%
                  2001                           661,779            14.9%
                  2002                           281,786            15.4%
                  2003                           398,434            15.5%
                                           -------------
                  Total                    $   1,642,626
                                           =============
                  Fair Value               $   1,478,363
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


                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------
                                  (Registrant)


Date: May 4, 2000       /s/ Ronald O. Brendengen
      -----------       --------------------------------------------------------
                        Ronald O. Brendengen, Chief Financial Officer, Treasurer


Date: May 4, 2000       /s/ Daniel P. Wegmann
      -----------       --------------------------------------------------------
                        Daniel P. Wegmann, Controller