Form 10-Q
period 2000-06-30
TELECOMMUNICATIONS INCOME FUND X LP
filed 2000-08-08
CIK 904005

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

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

As of July 17, 2000, 88,747 units were issued and outstanding. Based on the book value at June 30, 2000 of $64.33 per unit, the aggregate market value at July 17, 2000 was $5,709,095.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                      INDEX



                                                                          Page
                                                                          ----
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

              Statements of Net Assets (Liquidation Basis)-
              June 30, 2000 and December 31, 1999                           3

              Statements of Income and Comprehensive Income (Loss)
              (Going Concern Basis)- three and six months ended
              June 30, 1999                                                 4

              Statements of Changes in Net Assets (Liquidation
              Basis)-three and six months ended June 30, 2000               5

              Statements of Cash Flows-six months ended June 30, 2000
              and 1999                                                      6

              Notes to Financial Statements                                 7


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           8


Item 3. Quantitative and Qualitative Disclosures About Market Risk         10


Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  10

Signatures                                                                 11

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                      STATEMENTS OF NET ASSETS (UNAUDITED)


                                       (Liquidation Basis) (Liquidation Basis)
                                          June 30, 2000     December 31, 1999
                                          -------------     -----------------
ASSETS

Cash and cash equivalents                 $     789,721       $       4,147
Marketable equity security                       55,207             305,952
Not readily marketable equity securities      1,796,718             778,602
Net investment in direct financing
   leases and notes receivable (Note B)       4,817,488          10,652,042
Other assets                                     51,268              88,212
                                          -------------       -------------

TOTAL ASSETS                                  7,510,402          11,828,955
                                          -------------       -------------


LIABILITIES

Line of credit agreement (Note C)                   -0-           2,556,214
Outstanding checks in excess of
   bank balance                                 456,687              37,127
Due to affiliates                                   -0-             317,474
Distributions payable to partners                   -0-             199,762
Accrued expenses and other liabilities          152,423             153,769
Lease security deposits                          69,522             133,376
Reserve for estimated costs during the
   period of liquidation                        367,264             550,000
                                          -------------       -------------

TOTAL LIABILITIES                             1,045,896           3,947,722
                                          -------------       -------------


NET ASSETS                                $   6,464,506       $   7,881,233
                                          =============       =============


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
              STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
                        (GOING CONCERN BASIS) (UNAUDITED)


                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                          JUNE 30, 1999       JUNE 30, 1999
                                          -------------       -------------
Revenues:
     Lease income                         $     350,295       $     749,198
     Interest income                             37,770              92,112
     Gain on lease terminations                  28,874              30,609
     Other                                        2,949              13,568
                                          -------------       -------------
Total revenues                                  419,888             885,487
                                          -------------       -------------


Expenses:
     Management fees                             45,525             100,413
     Administrative services                     21,000              42,000
     Interest                                    50,139              85,006
     Professional fees                           14,046              61,100
     Provision for possible losses               12,851              76,954
     Other                                       35,980              54,136
                                          -------------       -------------
Total expenses                                  179,541             419,609
                                          -------------       -------------

Net income                                      240,347             465,878

Other comprehensive loss:
     Unrealized loss on available-
       for-sale securities                     (566,581)             (1,890)
                                          -------------       -------------

Comprehensive income (loss)               $    (326,234)      $     463,988
                                          =============       =============

Net income per partnership unit           $        2.69       $        5.21
                                          =============       =============

Weighted average partnership
   units outstanding                             89,283              89,377
                                          =============       =============

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                         (LIQUIDATION BASIS) (UNAUDITED)


                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                          JUNE 30, 2000       JUNE 30, 2000
                                          -------------       -------------
Net assets at beginning of period         $   6,595,802       $   7,881,233

Income from direct financing leases,
   interest, and other income                   194,037             285,798

Distributions to partners                     (900,000)         (2,400,000)

Withdrawals of limited partners                     -0-             (4,109)

Change in estimate of liquidation
   value of net assets                          574,667             701,584
                                          -------------       -------------


Net assets at end of period               $   6,464,506       $   6,464,506
                                          =============       =============


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  SIX MONTHS ENDED
                                          JUNE 30, 2000       JUNE 30, 1999
                                          -------------       -------------
OPERATING ACTIVITIES
Net Income/changes in net assets
   excluding withdrawals and
   distributions                          $     987,382       $     465,878
Adjustments to reconcile to net cash
 from operating activities:
     Amortization                                   -0-               6,292
     Provision for possible losses                  -0-              76,954
     Gain on lease terminations                     -0-             (30,609)
     Liquidation basis adjustments             (701,584)                -0-
Changes in operating assets and
 liabilities:
     Other assets                                36,944             (21,744)
     Outstanding checks in excess of
       bank balance                             419,560            (436,199)
     Due to affiliates                         (317,474)             (6,796)
     Accrued expenses and other
       liabilities                               (1,346)              5,297
     Reserve for estimated costs
       during the period of liquidation        (182,736)                -0-
                                          -------------       -------------
Net cash from operating activities              240,746              59,073
                                          -------------       -------------

INVESTING ACTIVITIES
Acquisitions of, and purchases of
   equipment for, direct financing leases           -0-          (2,310,351)
Repayments of direct financing leases         1,175,984           1,087,202
Proceeds from early termination of
   direct financing leases and notes          4,725,128             631,823
Net lease security deposits repaid              (63,854)            (10,502)
Issuance of notes receivable                   (135,000)           (776,082)
Repayments of notes receivable                    2,655             127,122
                                          -------------       -------------
Net cash from investing activities            5,704,913          (1,250,788)
                                          -------------       -------------

FINANCING ACTIVITIES
Borrowings from line of credit                  346,936           4,148,220
Repayments of line of credit                 (2,903,150)         (1,747,983)
Distributions and withdrawals
   paid to partners                          (2,603,871)         (1,236,800)
                                          -------------       -------------
Net cash from financing activities           (5,160,085)          1,163,437
                                          -------------       -------------

Net increase (decrease) in cash and
   cash equivalents                             785,574             (28,278)
Cash and cash equivalents at
   beginning of period                            4,147              67,570
                                          -------------       -------------
Cash and cash equivalents at
   end of period                          $     789,721       $      39,292
                                          =============       =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                             $      55,620       $      70,299
Unrealized loss on securities
   available for sale                               -0-              (1,890)
Non-cash conversion of leases to
   notes and not readily marketable
   equity securities                          2,437,062                 -0-

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999.

On December 31, 1999, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership in accordance with the partnership agreement. As a result, the unaudited financial statements as of December 31, 1999 and periods subsequent thereto have been presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities include estimated costs associated with carrying out the plan of liquidation.

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                      (Liquidation Basis)   (Liquidation Basis)
                                         June 30, 2000       December 31, 1999
                                         -------------       -----------------
     Minimum lease payments
       receivable                      $      2,702,763      $     12,223,103
     Estimated unguaranteed
       residual values                          354,159               645,025
     Unamortized initial direct costs             3,796                24,022
     Unearned income                           (469,672)           (2,354,280)
     Notes receivable                         3,311,865             1,773,820
     Adjustment to net realizable value      (1,085,423)           (1,659,648)
                                       ----------------      ----------------
     Net investment in direct
       financing leases and
       notes receivable                $      4,817,488      $     10,652,042
                                       ================      ================

Note C -- CREDIT ARRANGEMENT
The Partnership had a line-of-credit agreement with a bank carrying interest at 1% over prime. The agreement was amended August 26, 1998 to extend the maturity date to June 30, 2000, reduce the borrowing amount to the lesser of $4.0 million, or 40% of the Partnership's Qualified Accounts, as defined in the agreement, and require minimum monthly interest payments of $4,000 beginning in December 1998. The agreement was cancelable by the lender after giving a 90-day notice and was collateralized by substantially all assets of the Partnership. The line-of-credit was guaranteed by the General Partner and certain affiliates of the General Partner. The line-of-credit was paid off in full during the first quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On December 31, 1999, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership in accordance with the partnership agreement. As a result, the unaudited financial statements as of December 31, 1999 and periods subsequent thereto have been presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities include estimated costs associated with carrying out the plan of liquidation.

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $285,798 in income from direct financing leases, notes receivable, and other income during the first six months of 2000. This represents an annualized return on average net assets of approximately 8.4%.

Management increased its estimate of the liquidation value of net assets during the first six months of 2000 by $701,584. This was due primarily to changes in the estimated net realizable values of equity securities held by the Partnership. The Partnership has accrued the estimated expenses of liquidation, which is $367,264 at June 30, 2000. The General Partner reviews this estimate and will adjust quarterly, as needed.

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

In June, 2000, the Partnership's leases with Murdock Communications Corporation ("Murdock") were converted to notes and stock as part of a restructuring. At the time of the restructuring, the Partnership's net investment, after accruing for related property taxes, in the contracts totalled $2,437,062. The Partnership received two notes and carries these at a discounted cost totalling $1,535,828 and 289,046 shares of preferred stock in Actel Integrated Communications, Inc. ("Actel"), a not readily marketable security. The carrying value of the Actel preferred stock is $1,656,234, resulting in an increase in management's estimated liquidation value of net assets of $755,000.

As of June 30, 2000 there were three customers with payments over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those contracts. The Partnership's net investment in these contracts at June 30, 2000 was $2,075,724. One customer has contracts that are past due, with the net investment totalling $2,061,359, which accounts for approximately 36% of the Partnership's lease and notes receivable portfolio as of June 30, 2000. The payments that are past due for this customer total $532,750 as of June 30, 2000. Management believes its reserve is adequate related to this customer.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones and the notes receivable of Murdock (an entity in the telecommunications industry), representing approximately

51% and 27%, respectively, of the portfolio at June 30, 2000. As noted in the preceding paragraph, one other customer accounts for approximately 36% of the Partnership's portfolio at June 30, 2000 and is past due. No other customers account for more than 10% of the Partnership's portfolio.

YEAR 2000 ISSUE
The Partnership and its General Partner have encountered no problems relating to the year 2000 issue. The Partnership and its General Partner are not aware of any year 2000 problems or situations encountered by its customers, vendors, affiliates, or others.

LIQUIDITY AND CAPITAL RESOURCES
Early contract terminations in the first six months of 2000 resulted in cash proceeds of $4,725,128. The proceeds were used to pay off the Partnership's line-of-credit, a note payable to the General Partner, and make distributions to partners.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EQUITY PRICE SENSITIVITY
The table below provides information about the Partnership's marketable and not readily marketable equity securities that are sensitive to changes in prices. The table presents the carrying amount and fair value at June 30, 2000.

                                            Carrying Amount    Fair Value
         Common Stock-Murdock                $      55,207    $      55,207
                                             -------------    -------------
         Total Marketable Equity Security    $      55,207    $      55,207
                                             =============    =============

                                            Carrying Amount    Fair Value
         Common Stock-Murdock                $     140,484    $     140,484
         Preferred Stock-Actel                   1,656,234        1,656,234
                                             -------------    -------------
         Total Not Readily Marketable        $   1,796,718    $   1,796,718
                                             =============    =============

The Partnership's primary market risk exposure with respect to equity securities is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the portfolio is derived from the underlying ability of the entity invested in to satisfy debt obligations and its ability to maintain or improve equity values. The Partnership's holdings of equity securities are in emerging companies whose prices can be volatile. At June 30, 2000, the total amount at risk was $1,851,925. The Partnership holds 159,975 shares of Murdock Communications Corporation ("Murdock") as available for sale and 432,525 shares as not readily marketable, due to restrictions imposed by rule 144 of the Securities and Exchange Commission. At June 30, 2000, the market price of Murdock was $.41 per share.

INTEREST RATE SENSITIVITY
The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. The table presents the principal amounts and related weighted average interest rates by expected maturity dates as of June 30, 2000.

                 Expected                    Fixed Rate            Average
                 Maturity Date            Notes Receivable      Interest Rate
                 -------------            ----------------      -------------
                 2000                       $     250,484            13.3%
                 2001                             859,960            13.3%
                 2002                             263,154            13.1%
                 2003                           1,938,267            12.8%
                                            -------------
                 Total                      $   3,311,865
                                            =============

                 Fair Value                 $   3,311,865
                                            =============

The Partnership manages interest rate risk, its primary market risk exposure with respect to notes receivable, by limiting the terms of notes receivable to no more than five years.


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


                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------
                                  (Registrant)


Date: August 7, 2000                      Ronald O. Brendengen /s/
                                          -------------------------------------
                                          Ronald O. Brendengen, Chief Financial
                                          Officer, Treasurer


Date: August 7, 2000                      Daniel P. Wegmann /s/
                                          -------------------------------------
                                          Daniel P. Wegmann, Controller