Form 10-Q
period 2000-09-30
TELECOMMUNICATIONS INCOME FUND X LP
filed 2000-11-14
CIK 904005

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                         Commission File Number: 0-25574
                                                 -------

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Iowa                                              42-1401715
          -----------                                          ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                     701 Tama Street, Marion, Iowa   52302
                     -------------------------------------
               (Address of principal executive offices) (Zip Code)

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

As of October 27, 2000, 88,627 units were issued and outstanding. Based on the book value at September 30, 2000 of $75.26 per unit, the aggregate market value at October 27, 2000 was $6,670,068.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                      INDEX



                                                                                                    PAGE
                                                                                                    ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

           Statements of Net Assets (Liquidation Basis)-
           September 30, 2000 and December 31, 1999                                                   3

           Statements of Income and Comprehensive Income (Going Concern Basis)-
           three and nine months ended September 30, 1999                                             4

           Statements of Changes in Net Assets (Liquidation Basis)-three
           and nine months ended September 30, 2000                                                   5

           Statements of Cash Flows-nine months ended September 30, 2000 and 1999                     6

           Notes to Financial Statements                                                              7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations         8

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                   10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                            10

Signatures                                                                                           11

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                      STATEMENTS OF NET ASSETS (UNAUDITED)

                                                                 (Liquidation Basis)   (Liquidation Basis)
                                                                  September 30, 2000    December 31, 1999
                                                                 -------------------   -------------------
ASSETS
Cash and cash equivalents                                             $   623,017          $     4,147
Marketable equity security                                                 45,326              305,952
Not readily marketable equity securities                                1,791,311              778,602
Net investment in direct financing leases
   and notes receivable (Note B)                                        4,627,015           10,652,042
Other assets                                                              105,503               88,212
                                                                      -----------          -----------
TOTAL ASSETS                                                            7,192,172           11,828,955
                                                                      -----------          -----------
LIABILITIES
Line of credit agreement (Note C)                                             -0-            2,556,214
Outstanding checks in excess of bank balance                                  -0-               37,127
Due to affiliates                                                             -0-              317,474
Distributions payable to partners                                             -0-              199,762
Accrued expenses and other liabilities                                    158,339              153,769
Lease security deposits                                                    32,677              133,376
Reserve for estimated costs during the period of liquidation              331,290              550,000
                                                                      -----------          -----------
TOTAL LIABILITIES                                                         522,306            3,947,722
                                                                      -----------          -----------
NET ASSETS                                                            $ 6,669,866          $ 7,881,233
                                                                      ===========          ===========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                        (GOING CONCERN BASIS) (UNAUDITED)

                                                    THREE MONTHS ENDED  NINE MONTHS ENDED
                                                    SEPTEMBER 30, 1999  SEPTEMBER 30, 1999
                                                    ------------------  ------------------
Revenues:
     Lease income                                       $  294,036          $1,043,234
     Interest income                                        45,163             137,275
     Gain on lease terminations                              1,493              32,102
     Other                                                  20,426              33,994
                                                        ----------          ----------
Total revenues                                             361,118           1,246,605
                                                        ----------          ----------
Expenses:
     Management fees                                        62,393             162,806
     Administrative services                                21,000              63,000
     Interest                                               61,684             146,690
     Professional fees                                      35,018              96,118
     Provision for possible losses                             -0-              76,954
     Other                                                  22,466              76,602
                                                        ----------          ----------
Total expenses                                             202,561             622,170
                                                        ----------          ----------
Net income                                                 158,557             624,435

Other comprehensive income:
     Unrealized gain on
        available-for-sale securities                       30,744              28,854
                                                        ----------          ----------
Comprehensive income                                    $  189,301          $  653,289
                                                        ==========          ==========
Net income per partnership unit                         $     1.78          $     6.99
                                                        ==========          ==========
Weighted average partnership units outstanding              89,166              89,305
                                                        ==========          ==========

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                         (LIQUIDATION BASIS) (UNAUDITED)


                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                         SEPTEMBER 30, 2000  SEPTEMBER 30, 2000
                                         ------------------  ------------------

Net assets at beginning of period           $ 6,464,506           $ 7,881,233

Income from direct financing leases,
   interest, and other income                   172,042               457,840

Distributions to partners                           -0-            (2,400,000)

Withdrawals of limited partners                  (7,720)              (11,829)

Change in estimate of liquidation
   value of net assets                           41,038               742,622
                                            -----------           -----------
Net assets at end of period                 $ 6,669,866           $ 6,669,866
                                            ===========           ===========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                              SEPTEMBER 30, 2000     SEPTEMBER 30, 1999
                                                                              ------------------     ------------------
OPERATING ACTIVITIES
Net Income/changes in net assets excluding withdrawals and distributions          $ 1,200,462           $   624,435
Adjustments to reconcile to net cash from operating activities:
     Amortization                                                                         -0-                 5,729
     Accretion of notes receivable                                                    (32,741)                  -0-
     Provision for possible losses                                                        -0-                76,954
     Gain on lease terminations                                                           -0-               (32,102)
     Liquidation basis adjustments                                                   (742,622)                  -0-
Changes in operating assets and liabilities:
     Other assets                                                                     (17,291)              (25,268)
     Outstanding checks in excess of bank balance                                     (37,127)             (436,199)
     Due to affiliates                                                               (317,474)               (5,916)
     Accrued expenses and other liabilities                                             4,570                19,383
     Reserve for estimated costs during the period of liquidation                    (218,710)                  -0-
                                                                                  -----------           -----------
Net cash from operating activities                                                   (160,933)              227,016
                                                                                  -----------           -----------
INVESTING ACTIVITIES
Acquisitions of, and purchases of equipment for, direct financing leases                  -0-            (3,111,464)
Repayments of direct financing leases                                               1,306,885             1,912,706
Proceeds from early termination of direct financing leases and notes                4,872,058               717,619
Net lease security deposits repaid                                                   (100,699)                1,687
Issuance of notes receivable                                                         (135,000)             (997,082)
Repayments of notes receivable                                                          4,364               214,071
                                                                                  -----------           -----------
Net cash from investing activities                                                  5,947,608            (1,262,463)
                                                                                  -----------           -----------
FINANCING ACTIVITIES
Borrowings from line of credit                                                        346,936             5,282,550
Repayments of line of credit                                                       (2,903,150)           (2,326,921)
Distributions and withdrawals paid to partners                                     (2,611,591)           (1,859,498)
                                                                                  -----------           -----------
Net cash from financing activities                                                 (5,167,805)            1,096,131
                                                                                  -----------           -----------
Net increase in cash and cash equivalents                                             618,870                60,684
Cash and cash equivalents at beginning of period                                        4,147                67,570
                                                                                  -----------           -----------
Cash and cash equivalents at end of period                                        $   623,017           $   128,254
                                                                                  ===========           ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                                     $    55,620           $   125,537
Unrealized gain on securities available for sale                                          -0-                28,854
Non-cash conversion of leases to notes and not
   readily marketable equity securities                                             2,437,062                   -0-


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999.

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

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                                  (Liquidation Basis)    (Liquidation Basis)
                                                  September 30, 2000      December 31, 1999
                                                  ------------------      -----------------
     Minimum lease payments receivable               $  2,470,885           $ 12,223,103
     Estimated unguaranteed residual values               246,838                645,025
     Unamortized initial direct costs                       3,337                 24,022
     Unearned income                                     (397,374)            (2,354,280)
     Notes receivable                                   3,342,897              1,773,820
     Adjustment to net realizable value                (1,039,568)            (1,659,648)
                                                     ------------           ------------
     Net investment in direct financing
         leases and notes receivable                 $  4,627,015           $ 10,652,042
                                                     ============           ============

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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $457,840 in income from direct financing leases, notes receivable, and other income during the first nine months of 2000. This represents an annualized return on average net assets of approximately 8.4%.

Management increased its estimate of the liquidation value of net assets during the first nine months of 2000 by $742,622. This was due primarily to changes in the estimated net realizable values of assets received in exchange for leases with Murdock Communications Corporation ("Murdock"), as discussed below. The Partnership has accrued the estimated expenses of liquidation, which is $331,290 at September 30, 2000. The General Partner reviews this estimate and will adjust quarterly, as needed.

In June, 2000, the Partnership's leases with Murdock were converted to notes and stock as part of a restructuring. At the time of the restructuring, the Partnership's net investment, after accruing for related property taxes, in the contracts totalled $2,437,062. The Partnership received two notes and recorded these at their estimated net realizable value of $1,535,828 and 289,046 shares of preferred stock in Actel Integrated Communications, Inc. ("Actel"), a not readily marketable security. The estimated net realizable value of the Actel preferred stock is $1,656,234, resulting in an increase in management's estimated liquidation value of net assets of $755,000. The notes receivable are accreted over the term of the notes to their face value. This resulted in interest income of $32,741 for the nine months ended September 30, 2000.

As of September 30, 2000 there were three customers with payments over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those contracts. The Partnership's net investment in these contracts at September 30, 2000 was $2,194,501. One customer has contracts that are past due more than 90 days, with the net investment totalling $2,061,359, which accounts for approximately 36% of the Partnership's lease and notes receivable portfolio as of September 30, 2000. This customer was placed in involuntary bankruptcy by creditors in October, 2000. The Partnership, in conjunction with a payphone service provider, is managing the payphone routes of this customer. Management has not yet determined the value of these routes, but is in the process of analyzing the revenue-generating capability of the routes to determine the value to any potential buyers. Management believes its reserve is adequate related to this customer based on historical collateral values of similar equipment. However, no assurance can be provided that any amounts recovered, if any, will be sufficient to cover the Partnership's net investment in these contracts.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones and the notes receivable of Murdock (an entity in the telecommunications industry), representing approximately 50% and 28%, respectively, of the portfolio at September 30, 2000. As noted in the preceding paragraph, one other customer accounts for approximately 36% of the Partnership's portfolio at September 30, 2000 and is past due. No other customers account for more than 10% of the Partnership's portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Early contract terminations in the first nine months of 2000 resulted in cash proceeds of $4,872,058. The proceeds were used to pay off the Partnership's line-of-credit, a note payable to the General Partner, and make distributions to partners.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EQUITY PRICE SENSITIVITY
The table below provides information about the Partnership's marketable and not readily marketable equity securities that are sensitive to changes in prices. The table presents the carrying amount and fair value at September 30, 2000.

                                             Carrying Amount       Fair Value
                                             ---------------       ----------

     Common Stock-Murdock                      $   45,326          $   45,326
                                               ----------          ----------
     Total Marketable Equity Security          $   45,326          $   45,326
                                               ==========          ==========

                                             Carrying Amount       Fair Value
                                             ---------------       ----------

     Common Stock-Murdock                      $  135,077          $  135,077
     Preferred Stock-Actel                      1,656,234           1,656,234
                                               ----------          ----------
     Total Not Readily Marketable              $1,791,311          $1,791,311
                                               ==========          ==========

The Partnership's primary market risk exposure with respect to equity securities is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the portfolio is derived from the underlying ability of the entity invested in to satisfy debt obligations and its ability to maintain or improve equity values. The Partnership's holdings of equity securities are in emerging companies whose prices can be volatile. At September 30, 2000, the total amount at risk was $1,836,637. The Partnership holds 142,200 shares of Murdock Communications Corporation ("Murdock") as available for sale and 450,300 shares as not readily marketable, due to restrictions imposed by rule 144 of the Securities and Exchange Commission. At September 30, 2000, the market price of Murdock was $.38 per share.

INTEREST RATE SENSITIVITY
The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. The table presents the principal amounts and related weighted average interest rates by expected maturity dates as of September 30, 2000.

                     Expected           Fixed Rate          Average
                  Maturity Date      Notes Receivable    Interest Rate
                  -------------      ----------------    -------------
                  2000                  $  136,016           16.2%
                  2001                     865,865           16.4%
                  2002                     245,224           17.0%
                  2003                   2,095,792           17.2%
                                        ----------
                  Total                 $3,342,897
                                        ==========
                  Fair Value            $3,342,897
                                        ==========

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


                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                  (Registrant)


Date: November 8, 2000                    /s/ Ronald O. Brendengen
      ----------------                    --------------------------------------
                                          Ronald O. Brendengen, Chief Financial
                                          Officer, Treasurer


Date: November 8, 2000                    /s/ Daniel P. Wegmann
      ----------------                    --------------------------------------
                                          Daniel P. Wegmann, Controller