Form 10-K405
period 2000-12-31
TELECOMMUNICATIONS INCOME FUND X LP
filed 2001-03-29
CIK 904005

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            (X) Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

           ( )Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the transition period from _____ to _____
                        Commission file number - 0-25574
                                                 -------

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

           Iowa                                                42-1401715
           ----                                                ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                701 Tama Street, Marion, Iowa             52302
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

As of March 1, 2001, 88,284 units were issued and outstanding. Based on the book value at December 31, 2000 of $54.66 per unit, the aggregate market value at March 1, 2001 was $4,825,603.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of the Registration Statement on Form S-1, dated August 27, 1993 are incorporated by reference into Part IV.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                                                           Page

                                     PART I

Item 1.  Business...........................................................................................  3
Item 2.  Properties.........................................................................................  4
Item 3.  Legal Proceedings..................................................................................  5
Item 4.  Submission of Matters to a Vote of Unit Holders....................................................  5


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholders Matters.........................  5
Item 6.  Selected Financial Data............................................................................  5
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............  6
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........................................  9
Item 8.  Financial Statements and Supplementary Data........................................................ 10
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............... 28


                                    PART III

Item 10. Directors and Executive Officers of the Registrant................................................. 28
Item 11. Executive Compensation............................................................................. 29
Item 12. Security Ownership of Certain Beneficial Owners and Management..................................... 30
Item 13. Certain Relationships and Related Transactions..................................................... 30


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................... 31
         SIGNATURES......................................................................................... 32
         EXHIBIT INDEX...................................................................................... 33

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

The principle objective of the Partnership is obtaining value from sales of the Partnership's lease portfolio during the liquidating phase (the period during which the General Partner will liquidate the Partnership assets) and providing distributions to the partners during the liquidating phase.

The Partnership acquired primarily telecommunications equipment (specifically pay telephones and call processing equipment), leased to third parties generally under full payout leases. The Partnership also acquired other types of equipment generally subject to full payout leases. Full payout leases are leases that are expected to generate gross rental payments sufficient to recover the purchase price of the equipment and any overhead and acquisition costs.

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

The Partnership's leases and notes receivable are concentrated in pay telephones, office equipment, automated teller machines ("ATM"), and the notes receivable of Murdock Communications Corporation ("Murdock"). The portfolio related to these sources at December 31, 2000, 1999, and 1998 is outlined in the table below.

                                               2000             1999              1998
                                               ----             ----              ----

          Pay telephones                        32%              52%              59%
          Office equipment                      --                9%              20%
          ATM machines                           1%              20%              17%
          Murdock notes receivable              50%              --               --

Three customers accounted for 55% of income from direct financing leases during the year ended December 31, 2000. Avenew, LIDS, and Alpha Tel-Com accounted for 21%, 16%, and 18% of the income, respectively.

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

                                                                   Number of Partners
                           Title of Class                           at March 1, 2001
                           --------------                          -----------------

                           Limited Partner                               1,593
                           General Partner                                   1

Through December 31, 2000, $16,657,654 has been paid in distributions to partners during the life of the Partnership. Distributions to partners were $32.14 per unit in 2000 and $27.00 per unit during the four prior years.

ITEM 6. SELECTED FINANCIAL DATA

                                                                          YEAR ENDED DECEMBER 31
                                     ----------------------------------------------------------------------------------------------
                                     (Liquidation Basis)                           (Historical Cost Basis)
                                     -------------------    -----------------------------------------------------------------------
                                            2000                  1999               1998               1997                1996
                                            ----                  ----               ----               ----                ----

Total Revenue                                  n/a          $   1,607,766      $   2,802,667      $   3,045,703       $   3,704,977
Net Income (Loss)                              n/a                542,733          1,664,367         (1,897,893)            196,197
Total Assets                             5,418,769             11,828,955         12,647,703         18,799,155          21,261,096
Line of Credit                                 -0-              2,556,214             15,433          5,354,801           2,607,911
Bank term loan                                 -0-                    -0-                -0-            583,233           1,386,361
Provision for Possible Losses              125,000                184,730            199,060          3,628,090           1,092,551
Distributions to Partners                2,850,000              2,409,159          2,422,973          2,430,890           2,442,420
Net Income (Loss) per Unit                     n/a                   6.08              18.54             (21.11)               2.17
Distributions per Unit                       32.14                  27.00              27.00              27.00               27.00
Change in net assets, excluding
  distributions and withdrawals            170,052                    n/a                n/a                n/a                 n/a

The selected financial data above was derived from the liquidation basis financial statements of the Partnership as of and for the year ending December 31, 2000, and the historical cost basis financial statements prior to December 31, 1999. As of December 31, 1999, the Partnership adopted the liquidation basis of accounting. Under liquidation basis accounting, assets are presented at estimated net realizable value and liabilities are presented at estimated settlement amounts.

The above selected financial data should be read in connection with the financial statements and related notes appearing elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

On December 31, 1999, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership in accordance with the partnership agreement. As a result, the financial statements beginning with that date have been presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $416,146 in income from direct financing leases, notes receivable, interest, and other income for the year ended December 31, 2000. This represents an annualized return on average net assets of approximately 6.6%. The Partnership will continue to make distributions to the partners as leases and notes receivable are collected or sold and other assets are sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements. Through December 31, 2000, there have been distributions totalling $16,657,654. As of December 31, 2000 the Partnership had $350,601 of cash on hand.

Management has decreased its estimate of the liquidation value of net assets during 2000 by $586,198. This was due primarily to changes in the estimated net realizable values of equity holdings of the Partnership. The Partnership has accrued the estimated expenses of liquidation, which is $350,000 at December 31, 2000. The General Partner reviews this estimate quarterly and will adjust as needed.

In June, 2000, the Partnership's leases with Murdock were converted to notes and stock as part of a restructuring. At the time of the restructuring, the Partnership's net investment, after accruing for related property taxes, in the contracts totalled $2,437,062. The Partnership received two notes and recorded these at their estimated net realizable value of $1,535,828 (the face amount of the notes totalled $1,820,631) and 421,181 (adjusted for a stock split) shares of preferred stock in Actel Integrated Communications, Inc. ("Actel"), a not readily marketable security. The estimated net realizable value of the Actel preferred stock is $947,658 at December 31, 2000. The Partnership is not accruing interest on the notes receivable due to the uncertainty of Murdock's ability to pay. The Partnership has also established reserves for 50% of the face value of the notes receivable due to this uncertainty. Murdock's primary asset is a preferred stock investment in Actel.

In November 2000, the Partnership exercised its right to manage the assets leased to Alpha Telecommunications, Inc. ("ATI") due to nonpayment of lease receivables. The remaining net equipment cost, primarily pay phones, is expected by management to be recovered through the sale of the equipment. Such equipment cost had been adjusted for an impairment loss of $351,041, to reflect management's estimated net realizable value of the equipment of $1,702,644, based on recent sales of similar pay phone equipment routes.

As of December 31, 2000, one customer was over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those customer contracts. The Partnership's net investment in this contract totalled $13,430 at December 31, 2000. However, this customer paid the contract in full in February, 2001. In addition, notes receivable of $1,535,828 were on non-accrual status due to concern over collectibility, as discussed above.

The General Partner is engaged directly for its own account in the business of acquiring and leasing equipment. The General Partner serves as the general partner of Telecommunications Income Fund IX, L.P. ("TIF IX") and Telecommunications Income Fund XI, L.P. ("TIF XI"), publicly owned limited partnerships that are engaged in the equipment leasing business. TIF IX is currently in its liquidation phase and must be dissolved by December 31, 2005. Also, an affiliate of the General Partner is the general partner of a privately offered active limited partnership. As of December 31, 2000, the net proceeds of the private program, TIF IX, and TIF XI have been invested in specific equipment. The activities of the General Partner, in regards to its other leasing activities, has had no impact on the Partnership to date in management's opinion.

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

The equipment leases or notes acquired by the Partnership were financed to yield rates of return between 15% and 20%. Lease terms vary from 36 months to 60 months. Rates charged on a particular lease or note depend on the size of the transaction and the customer's financial strength.

Inflation affects the cost of equipment purchased and the residual values realized when leases terminate and equipment is sold.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June, 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The recognition of gains or losses resulting from changes in the values of derivatives is based on the use of each derivative instrument and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Partnership adopted SFAS No. 133 in the first quarter of calendar year 2001. The adoption of this standard did not have any material impact on the Partnership's results of operations, financial position or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

                                                             Year Ended          Year Ended          Year Ended
Major Cash Sources (Uses):                                  Dec. 31, 2000       Dec. 31, 1999       Dec. 31, 1998
                                                            -------------       -------------       -------------

     Net cash from operating activities                   $     (208,458)    $        746,219    $     2,012,147
     Net proceeds (payments) from line of credit              (2,556,212)           2,540,781        (5,339,368)
     Proceeds from contract repayments & terminations           6,436,632           3,873,201         13,641,744
     Purchases of equipment for leases                                -0-         (3,204,657)        (5,941,745)
     Issuance of notes receivable                               (135,000)         (1,483,582)          (166,000)
     Distributions and withdrawals paid to partners           (3,085,663)         (2,497,803)        (2,453,067)

The Partnership is required to establish working capital reserves of no less than 1% of the total capital raised to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. At December 31, 2000, that working capital reserve, as defined, would be $226,025. Actual cash on hand at December 31, 2000 was $350,601.

The Partnership had a line of credit agreement with a bank carrying interest at 1% over prime. The agreement was amended August 26, 1998 extending the maturity date to June 30, 2000, reduced the borrowing amount to the lesser of $4.0 million, or 40% of the Partnership's qualified accounts, as defined in the agreement, and required minimum monthly interest payments of $4,000 beginning in December 1998. The agreement was cancelable by the lender after giving a 90-day notice and was collateralized by substantially all assets of the Partnership. The line of credit was guaranteed by the General Partner and certain affiliates of the General Partner. The line of credit was paid off in full during the first quarter of 2000.

On December 31, 1999, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership in accordance with the partnership agreement. As a result, the financial statements beginning with that date have been presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

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

The Partnership will continue to liquidate its assets in an orderly manner to achieve the highest price possible for the partners and make distributions as cash becomes available through sales of assets or collections of lease and notes receivable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EQUITY PRICE SENSITIVITY

The table below provides information about the Partnership's marketable and not readily marketable equity securities that are sensitive to changes in prices. The table presents the carrying amount and fair value at December 31, 2000.

                                                Carrying Amount                  Fair Value
                                                ---------------                  ----------

         Common Stock-Murdock                    $      13,220                  $      13,220
                                                 -------------                  -------------
         Total Available for Sale                $      13,220                  $      13,220
                                                 =============                  =============

                                                Carrying Amount                  Fair Value
                                                ---------------                  ----------

         Common Stock-Murdock                    $      31,999                  $      31,999
         Preferred Stock-Actel                         947,658                        947,658
                                                 -------------                  -------------
         Total Not Readily Marketable            $     979,657                  $     979,657
                                                 =============                  =============

The Partnership's primary market risk exposure with respect to equity securities is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the portfolio is derived from the underlying ability of the companies invested in to satisfy debt obligations and their ability to maintain or improve common equity values. The Partnership's holdings of equity securities are in emerging companies who operate in the telecommunications industry and whose prices can be volatile. The Partnership holds 165,900 shares of Murdock as available for sale and 426,600 shares as not readily marketable, due to restrictions imposed by rule 144 of the Securities and Exchange Commission. At December 31, 2000, the market price of Murdock was $.09375 per share. At December 31, 2000, the total amount at risk was $992,877.

INTEREST RATE SENSITIVITY

The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. The table presents the principal amounts and related weighted average interest rates by expected maturity dates as of December 31, 2000.

                                             Assets
                               ---------------------------------
          Expected                 Fixed Rate          Average
        Maturity Date           Notes Receivable    Interest Rate
        -------------           ----------------    -------------

         2001                  $     135,233             18.0%
         2002                         10,015             18.0%
         2003                      1,408,176             18.0%
                               -------------
         Total                 $   1,553,424
                               =============

         Fair Value            $   1,553,424
                               =============

The Partnership is currently not accruing interest income on $1,535,828, or 99% of these notes receivable as the notes are due from Murdock and the Partnership is unsure of the collectability of these, as discussed in item 7 above. The Partnership manages interest rate risk, its primary market risk exposure with respect to notes receivable, by limiting the terms of notes receivable to no more than five years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and related information as of and for the years ended December 31, 2000, 1999, and 1998 are included in Item 8:

     Independent Auditors' Report

     Statements of Net Assets as of December 31, 2000 and 1999 (Liquidation
         Basis)

     Statement of Changes in Net Assets (Liquidation Basis) for the year ended
         December 31, 2000

     Statements of Operations and Comprehensive Income
         (Going Concern Basis) Years Ended December 31, 1999, and 1998

     Statements of Changes in Partners' Equity (Going Concern Basis)
         Years Ended December 31, 1999, and 1998

     Statements of Cash Flows
         Years Ended December 31, 2000, 1999, and 1998

     Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Partners
Telecommunications Income Fund X, L.P.

We have audited the accompanying statements of net assets (liquidation basis) of Telecommunications Income Fund X, L.P. (the "Partnership") as of December 31, 2000, and the related statement of changes in net assets (liquidation basis) for the year ended December 31, 2000 and 1999. In addition, we have audited the accompanying statements (going concern basis) of operations and comprehensive income and of changes in partners' equity of the Partnership for the years ended December 31, 1999 and 1998. In addition, we have audited the accompanying statements of cash flows of the Partnership for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Partnership agreement required that the orderly liquidation of the Partnership's net assets began on December 31, 1999, and the Partnership commenced liquidation shortly thereafter. As a result, the Partnership has changed its basis of accounting from the going concern basis to the liquidation basis effective December 31, 1999.

In our opinion, such financial statements present fairly, in all material respects, (1) the net assets of Telecommunications Income Fund X, L.P. at December 31, 2000 and 1999, (2) the changes in its net assets for the year ended December 31, 2000, (3) the results of its operations for the years ended December 31, 1999 and 1998, and (4) its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America on the basis described in the preceding paragraph.

As discussed in Note 1 to the financial statements, because of the inherent uncertainty of valuation when an entity is in liquidation, the amounts realizable from the disposition of the remaining assets may differ materially from the amounts shown in the accompanying financial statements.



/s/ Deloitte & Touche LLP



Cedar Rapids, Iowa
March 23, 2001

TELECOMMUNICATIONS INCOME FUND X, L.P.

STATEMENTS OF NET ASSETS AS OF DECEMBER 31, 2000 AND 1999
(LIQUIDATION BASIS)
-------------------------------------------------------------------------------

ASSETS                                                                    2000               1999

  Cash and cash equivalents                                           $   350,601        $     4,147
  Available-for-sale equity security (Note 2)                              13,220            305,952
  Not readily marketable equity securities (Note 2)                       979,657            778,602
  Net investment in direct financing leases
    and notes receivable (Notes 3 and 4)                                2,281,897         10,652,042
  Equipment held for sale (Note 5)                                      1,702,644                 --
  Other assets                                                             90,750             88,212
                                                                      -----------        -----------

           Total assets                                                 5,418,769         11,828,955
                                                                      -----------        -----------

LIABILITIES
  Line-of-credit agreement (Note 6)                                            --          2,556,214
  Outstanding checks in excess of bank balance                                 --             37,127
  Due to affiliates                                                            --            317,474
  Distributions payable to partners (Note 7)                                   --            199,762
  Accrued expenses and other liabilities                                  214,957            153,769
  Lease security deposits                                                  28,532            133,376
  Reserve for estimated costs during the period of liquidation            350,000            550,000
                                                                      -----------        -----------
           Total liabilities                                              593,489          3,947,722
                                                                      -----------        -----------

CONTINGENCIES (Note 10)

NET ASSETS                                                            $ 4,825,280        $ 7,881,233
                                                                      ===========        ===========


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND X, L.P.

STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)
YEAR ENDED DECEMBER 31, 2000
-------------------------------------------------------------------------------

NET ASSETS AS OF DECEMBER 31, 1999 (GOING CONCERN BASIS)                                                    $ 9,346,046

  Adjustment to liquidation basis (Note 1)                                                                   (1,464,813)
                                                                                                            -----------

NET ASSETS AS OF DECEMBER 31, 1999 (LIQUIDATION BASIS)                                                        7,881,233

  Income from direct financing leases                                                                           196,982

  Interest and other income                                                                                     219,164

  Change in estimate of liquidation value of net assets (Note 1)                                               (586,198)

  Distributions to partners ($32.14 per unit) (Note 7)                                                       (2,850,000)

  Withdrawals of limited partners                                                                               (35,901)
                                                                                                            ------------

NET ASSETS AS OF DECEMBER 31, 2000 (LIQUIDATION BASIS)                                                      $ 4,825,280
                                                                                                            ===========


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND X, L.P.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(GOING CONCERN BASIS)
YEARS ENDED DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

                                                                      1999               1998

REVENUES:

  Income from direct financing leases                            $ 1,314,165         $ 1,848,567
  Gain on lease terminations                                          16,824             768,583
  Interest and other income                                          276,777             185,517
                                                                 -----------         -----------
           Total revenues                                          1,607,766           2,802,667
                                                                 -----------         -----------

EXPENSES:
  Management and administrative fees (Note 8)                        301,147             298,325
  Other general and administrative expenses                          183,551             331,716
  Interest expense                                                   222,344             254,975
  Provision for possible loan and lease losses (Note 4)              184,730             199,060
  Impairment loss on equipment (Note 5)                                   --              54,224
  Impairment loss on available-for-sale security                     173,261                  --
                                                                 -----------         -----------
           Total expenses                                          1,065,033           1,138,300
                                                                 -----------         -----------

NET INCOME                                                           542,733           1,664,367

OTHER COMPREHENSIVE INCOME (LOSS) -
  Unrealized gain (loss) on available for sale securities           (356,459)            540,808
                                                                 -----------         -----------

COMPREHENSIVE INCOME                                             $   186,274         $ 2,205,175
                                                                 ===========         ===========

NET INCOME ALLOCATED TO:
  General partner                                                $       243         $       742
  Limited partners                                                   542,490           1,663,625
                                                                 -----------         -----------
                                                                 $   542,733         $ 1,664,367
                                                                 ===========         ===========

NET INCOME PER PARTNERSHIP UNIT                                  $      6.08         $     18.54
                                                                 ===========         ===========

WEIGHTED AVERAGE PARTNERSHIP UNITS
  OUTSTANDING                                                         89,241              89,763
                                                                 ===========         ===========


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND X, L.P.

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (GOING CONCERN BASIS)
YEARS ENDED DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

                                                                                                 UNREALIZED
                                                                                               GAIN (LOSS) ON
                                                     GENERAL             LIMITED PARTNERS         AVAILABLE-         TOTAL
                                                     PARTNER         -----------------------      FOR -SALE        PARTNERS'
                                                   (40 UNITS)           UNITS       AMOUNT        SECURITIES        EQUITY


BALANCE AT JANUARY 1, 1998                       $      8,272          89,849    $ 11,927,080    $    (32,373)   $ 11,902,979

  Net income                                              742              --       1,663,625              --       1,664,367

  Distributions to partners ($27.00 per unit)
    (Note 7)                                           (1,080)             --      (2,421,893)             --      (2,422,973)

  Withdrawal of limited partner                            --            (236)        (29,563)             --         (29,563)

  Change in unrealized gain on
    available-for-sale securities                          --              --              --         540,808         540,808
                                                 ------------        --------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 1998                            7,934          89,613      11,139,249         508,435      11,655,618

  Net income                                              243              --         542,490              --         542,733

  Distributions to partners ($27.00 per unit)
    (Note 7)                                           (1,080)             --      (2,408,079)             --      (2,409,159)

  Withdrawal of limited partners                           --            (870)        (86,687)             --         (86,687)

  Change in unrealized gain on
    available-for-sale securities                          --              --              --        (356,459)       (356,459)
                                                 ------------        --------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 1999                     $      7,097          88,743    $  9,186,973    $    151,976    $  9,346,046
                                                 ============        ========    ============    ============    ============


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND X, L.P.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------

                                                                                     2000               1999               1998

OPERATING ACTIVITIES:
  Net income (loss)/change in net assets excluding distributions
    and withdrawals                                                             $   (170,052)      $    542,733       $  1,664,367
  Adjustments to reconcile to net cash from operating activities:
    Liquidation basis adjustments                                                    586,198                 --                 --
    Gain on lease terminations                                                            --            (16,824)          (768,583)
    Amortization of intangibles                                                           --              5,021              7,009
    Provision for possible loan and lease losses                                     125,000            184,730            199,060
    Impairment loss on equipment                                                          --                 --             54,224
    Impairment loss on available-for-sale security                                   486,041            173,261                 --
    Changes in operating assets and liabilities:
      Other assets                                                                    (2,538)           (47,097)           498,443
      Due to affiliates                                                             (317,474)           292,872              1,346
      Accrued expenses and other liabilities                                        (749,853)            10,595            (79,918)
      Outstanding checks in excess of bank balance                                   (37,127)          (399,072)           436,199
                                                                                ------------       ------------       ------------
           Net cash from operating activities                                        (79,805)           746,219          2,012,147
                                                                                ------------       ------------       ------------

INVESTING ACTIVITIES:
  Investment in available-for-sale security                                               --                 --           (770,250)
  Acquisitions of, and purchases of equipment for,
    direct financing leases                                                               --         (3,204,657)        (5,941,745)
  Repayments of direct financing leases                                            1,547,093          2,685,933          2,031,823
  Proceeds from termination of direct financing leases                             4,755,524            679,172         10,737,743
  Repayments of notes receivable                                                       5,363            508,096            872,178
  Issuance of notes receivable                                                      (135,000)        (1,483,582)          (166,000)
  Net lease security deposits paid                                                  (104,844)           (37,582)          (338,586)
                                                                                ------------       ------------       ------------
           Net cash from investing activities                                      6,068,136           (852,620)         6,425,163
                                                                                ------------       ------------       ------------

FINANCING ACTIVITIES:
  Proceeds from line-of-credit borrowings                                            346,936          5,981,076          7,797,857
  Repayments of line-of-credit borrowings                                         (2,903,150)        (3,440,295)       (13,137,225)
  Repayment of additional borrowings                                                      --                 --           (583,233)
  Distributions and withdrawals paid to partners                                  (3,085,663)        (2,497,803)        (2,453,067)
                                                                                ------------       ------------       ------------
           Net cash from financing activities                                     (5,641,877)            42,978         (8,375,668)
                                                                                ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 346,454            (63,423)            61,642

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         4,147             67,570              5,928
                                                                                ------------       ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $    350,601       $      4,147       $     67,570
                                                                                ============       ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                                 $     55,620       $    199,642       $    302,529
  Noncash investing and financing activities:
    Change in unrealized gain (loss) on available-for-sale securities                     --           (356,459)           540,808
    Conversion of leases to notes receivable and not readily marketable
       equity security                                                             2,437,062                 --          2,631,890
    Repossession of leased equipment                                               1,702,644                 --                 --

See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND X, L.P.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------


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

      BASIS OF PRESENTATION - The Partnership began the orderly liquidation of Partnership assets in January 2000 as discussed above. As a result, on December 31, 1999 the Partnership adopted the liquidation basis of accounting. The statements of net assets as of December 31, 2000 and 1999 and the statement of changes in net assets for the year ended December 31, 2000 have been prepared on the liquidation basis. Accordingly, assets have been valued at estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation.

      The net adjustment as of December 31, 1999 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in carrying value of $1,464,813, which is included in the statement of changes in net assets as of December 31, 1999. Significant increases (decreases) in the carrying value of net assets are summarized as follows:

            Increase to reflect net realizable value of equity securities               $    162,328
            Decrease to reflect net realizable value of net investment
              in direct financing leases and notes receivable                             (1,077,141)
            Record estimated liabilities associated with carrying
              out the liquidation                                                           (550,000)
                                                                                        ------------
            Net decrease in carrying value                                              $ (1,464,813)
                                                                                        ============

      Changes in the estimated liquidation value of net assets during the year ended December 31, 2000 is summarized as follows:

                                                                             2000
            Change in estimate of liquidation value of:
              Securities                                                 $ (992,912)
              Direct financing leases and notes receivable                  406,714
                                                                         ----------
            Total                                                        $ (586,198)
                                                                         ==========

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

      The statements (going concern basis) of operations and comprehensive income and changes in partners' equity for the years ended December 31, 1999 and 1998 have been prepared using the historical cost (going concern) basis of accounting on which the Partnership had previously reported its financial condition and results of operations.

      USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimated. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the net realizable values of the Partnership's assets and the reserve for estimated costs during the period of liquidation.

      Equity securities comprise preferred and common stock investments in two companies. A prospective buyer may require a substantially lower price than currently estimated and the operating results and prospects of these companies may deteriorate. These factors, among others, could have a material near-term impact on the net realizable value of equity securities.

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

      Realization of residual values depends on many factors, several of which are not within the Partnership's control, including general market conditions at the time of the original contract's expiration, whether there has been unusual wear and tear on, or use of, the equipment, the cost of comparable new equipment, the extent, if any, to which the equipment has become technologically or economically obsolete during the contract term and the effects of any additional or amended government regulations. Also, the market for pay telephone equipment is volatile. These factors, among others, could have a material near-term impact on the net realizable value of leases.

      CERTAIN RISK CONCENTRATIONS - The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones and automated teller machines, representing approximately 32% and 1% at December 31, 2000, and 52% and 20% at December 31, 1999, of the Partnership's direct finance lease portfolio.

      Four customers account for approximately 81% of the Partnership's net investment in direct financing leases and notes receivable portfolio at December 31, 2000. Also, 5% of the Partnership's investment in equity securities at December 31, 2000 represents securities of one of these customers.

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

      EQUITY SECURITIES - The Partnership's common equity securities are restricted as to sale in the public market under rule 144 of the Securities and Exchange Commission. Common equity securities, which can be sold in the public market within one year, are classified as marketable equity securities and valued at the published market prices less an estimated illiquidity discount. Common equity securities, which cannot be sold in the public market within one year, are classified as not readily marketable and valued at an estimated discount from the published market price reflective of their more illiquid nature.

      The Partnership's preferred equity securities are valued at their liquidation preference value or estimated net realizable value, if higher, based on benchmark comparisons to similar public companies.

      NET INVESTMENT IN DIRECT FINANCING LEASES - The Partnership's primary activity consists of leasing telecommunications equipment under direct financing leases generally over a period of three to five years. At the time of closing a direct financing lease, the Partnership recorded the gross lease contract receivable, the estimated unguaranteed residual value and unearned lease income. The unearned lease income represents the excess of the gross lease receivable plus the estimated unguaranteed residual value over the cost of the equipment leased. In addition, the Partnership capitalized all initial direct costs associated with originating the direct financing lease. The unearned income and initial direct costs are amortized to income over the lease term so as to produce a constant periodic rate-of-return on the net investment in the lease. Lessees are responsible for all taxes, insurance, and maintenance costs.

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

      ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES - The Partnership performed credit evaluations prior to approval of a loan and lease. Subsequently, the creditworthiness of the customer and the value of the underlying assets are monitored on an ongoing basis. Under its lease agreements, the Partnership retains legal ownership of the leased asset. The Partnership maintains an allowance for possible loan and lease losses which could arise should customers become unable to discharge their obligations under the loan and lease agreements. The allowance for possible loan and lease losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan and lease portfolio. The allowance is based upon a continuing review of past loss experience, current economic conditions, delinquent loans and leases, an estimate of potential loss exposure on significant customers in adverse situations, and the underlying asset value. The consideration of such future potential losses also includes an evaluation for other than temporary declines in value of the underlying assets. Loans and leases, which are deemed uncollectible, are charged off and deducted from the allowance. The provision for possible loan and lease losses and recoveries are added to the allowance.

      NET REALIZABLE VALUE OF NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE - Management, in arriving at the net realizable value of the Partnership's net investment in direct financing leases and notes receivable, considered the contractual repayment schedule, the estimated duration of the liquidation period, the customer and industry concentration risks, and interest rate levels, among other factors, in arriving at a discount to apply to the portfolio at December 31, 2000 to estimate its net realizable value.

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

      EQUIPMENT HELD FOR SALE - The net realizable value of equipment held for sale at December 31, 2000 is based on recent sales values for similar pay telephone equipment.

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

      IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS - In June, 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The recognition of gains or losses resulting from changes in the values of derivatives is based on the use of each derivative instrument and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Partnership adopted SFAS No. 133 in the first quarter of calendar year 2001. The adoption of this standard did not have any impact on the Partnership's results of operations, financial position or cash flows as the Partnership is on the liquidation-basis.

2.    EQUITY SECURITIES

      The Partnership's equity securities consist of the following at December 31, 2000 and 1999:

                                                                                                  2000               1999

      Available-for-sale equity security - Murdock Communications Corporation, a call processing entity operating in the telecommunications industry, 165,900 and
        159,975 shares of
        common stock at December 31, 2000 and 1999, respectively                               $  13,220          $ 305,952
                                                                                               =========          =========

      Not readily marketable equity securities:
        Murdock Communications Corporation, 426,600 and
          432,525 shares of common stock at December 31,
          2000 and 1999, respectively                                                          $  31,999          $ 778,602
        AcTel Integrated Communications, Inc., a competitive local exchange center operating in the telecommunications industry,
          421,181 shares of Series A convertible preferred (convertible
          into 1,263,543 common shares) at December 31, 2000                                     947,658                 --
                                                                                               ---------          ---------
      Total                                                                                    $ 979,657          $ 778,602
                                                                                               =========          =========

      Murdock Communications Corporation's primary asset at December 31, 2000 is an investment in Series A convertible preferred stock of Actel Integrated Communications, Inc.

      The Partnership's gross changes in unrealized gain (loss) on available-for-sale equity securities for the years ended December 31, 1999 and 1998 consists of the following:

                                                                                1999               1998

      Unrealized holding gains during the year                              $       --           $ 676,450
      Unrealized holding losses during the year (including
        $48,602 related to reclassifying shares to
        not readily marketable)                                               (529,720)           (135,642)
      Reclassification adjustment for loss included
        in net income                                                          173,261                  --
                                                                            ----------           ---------
      Unrealized gain (loss) on available-for-sale
        securities, net                                                     $ (356,459)          $ 540,808
                                                                            ==========           =========

3.    NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE

      The Partnership's net investment in direct financing leases and notes receivable consists of the following at December 31, 2000 and 1999:

                                                                                    2000                  1999

      Minimum lease payments receivable                                       $  1,659,567           $ 12,223,103
      Estimated unguaranteed residual values                                       238,336                645,025
      Unamortized initial direct costs                                               3,120                 24,022
      Unearned income                                                             (269,101)            (2,354,280)
      Notes receivable                                                           1,553,424              1,773,820
      Adjustment to net realizable value                                          (903,449)            (1,659,648)
                                                                              ------------           ------------
      Net investment in direct financing leases and notes receivable          $  2,281,897           $ 10,652,042
                                                                              ============           ============

      At December 31, 2000, contractual maturities under notes receivable, future minimum payments to be received under the direct financing leases and the estimated unguaranteed residuals to be realized at the expiration of the direct financing leases are as follows:

                                                   NOTES               MINIMUM             ESTIMATED
                                                 RECEIVABLE             LEASE            UNGUARANTEED
                                                 CONTRACTUAL           PAYMENTS             RESIDUAL
                                                 MATURITIES           RECEIVABLE             VALUES

Years ending December 31:
         2001                                    $   135,233          $ 1,012,854          $  130,974
         2002                                         10,015              395,372               8,449
         2003                                      1,408,176              170,396              47,346
         2004                                             --               80,945              51,567
                                                 -----------          -----------          ----------
         Total                                   $ 1,553,424          $ 1,659,567          $  238,336
                                                 ===========          ===========          ==========

      The Partnership leases equipment and provides financing to certain companies for which the General Partner or its affiliates have an ownership interest in, provide financing to, or provide investment advisory services for such companies. The Partnership's net investment in direct financing leases and notes receivable with these companies approximated $1,535,828 and $4,681,696 at December 31, 2000 and 1999,
      respectively.

      Six customers accounted for 10% or more of the amount of income from direct financing leases during one or more of the years presented, as follows:

                                        2000        1999       1998

      Customer A                         5%         20%         18%
      Customer B                         7          21           4
      Customer C                        --           8          21
      Customer D                        21          10          --
      Customer E                        16           5          --
      Customer F                        18           2          --

4.    ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

      The changes in the allowance for possible loan and lease losses for the years ended December 31, 2000, 1999, and 1998 are as follows:

                                                                 2000                  1999                  1998

      Balance at beginning of year                           $   582,507           $   445,718           $ 3,855,618
        Provision                                                182,776               184,730               199,060
        Charge-offs, net of recoveries                            (6,348)              (47,941)           (3,608,960)
                                                             -----------           -----------           -----------
      Balance at end of year                                 $   758,935           $   582,507           $   445,718
                                                             ===========           ===========           ===========

      The allowance for possible loan and lease losses consisted of specific allowances for leases and notes receivable of $625,512, $380,807 and $114,102 and a general unallocated allowance of $133,423, $201,700 and $331,616, respectively, at December 31, 2000, 1999, and 1998. The allowance at December 31, 2000 is included in the net realizable value adjustment discussed in Note 3.

      Due to cash flow problems experienced during 1997 by a lessee of the Partnership, North American Communications Group, Inc. ("NACG"), the Partnership, in an attempt to protect the assets leased to NACG, advanced funds to various entities to whom NACG owed money related to the operation of such leased assets. In addition, the Partnership assisted in arranging a management agreement between NACG and another entity to attempt to improve NACG's cash flow generated by the leased assets. In spite of the funds advanced by the Partnership and the management agreement, the cash flow of NACG continued to deteriorate. The General Partner has actively solicited bids from parties to purchase the assets associated with the Partnership leases to NACG. Based on the value of similar assets and contract sites, management believed the equipment leased to NACG had substantial value. However, the offers received were not adequate to cover additional funds, which were required to be advanced to keep the equipment sites operating. The General Partner, therefore, determined it was no longer economically feasible to continue to advance funds on behalf of NACG, discontinued doing so, and informed all site operators of that decision. As a result, the Partnership decided to provide for a specific allowance of $3,319,159 at December 31, 1997, which was equal to the carrying value of the leases and advances associated with NACG. Such leases and advances were charged-off to the allowance for possible loan and lease losses during 1998. The Partnership received $105,000 in the first quarter of 1999 from the sale of assets recovered to date, and credited this to the allowance for possible loan and lease losses.

      In December 1998, the Partnership, Telecommunications Income Fund IX, the General Partner, NACG, and others filed a suit against Shelby County, Tennessee ("County"). The suit alleged, among other things, damages for wrongful termination of the pay phone contract between NACG and Shelby County and racial discrimination by the County against NACG. The County filed an answer and the initial discovery has been completed. Based on the facts discovered, it was determined it was not economical to continue to spend Partnership funds in an effort to obtain additional information or to continue the lawsuit.

      At December 31, 2000, the Partnership had one customer with payments over 90 days past due. The Partnership's net investment in lease contracts with this customer totaled $13,430. Management has not provided a specific allowance at December 31, 2000 related to this customer. Management believes that the underlying collateral is adequate to recover the Partnership's net investment for the remaining past due customer. If a lease or note receivable is past due more than 90 days, the Partnership discontinues recognizing income on the contract. This customer paid in full in February 2001.

      In June, 2000, the Partnership's two leases with Murdock Communications Corporation ("Murdock") were converted to notes and stock as part of a restructuring. At the time of the restructuring, the Partnership's net investment in the contracts after accruing for related property taxes, totaled $2,437,062. The Partnership received two notes and recorded these at their estimated net realizable value of $1,535,828 and 421,181 (adjusted for a stock split) shares of preferred stock in Actel Integrated Communications, Inc. ("Actel"), a not readily marketable security. The estimated net realizable value of the Actel preferred stock is $947,658 at December 31, 2000. The Partnership is not accruing interest on the notes receivable due to the uncertainty of Murdock's ability to pay. The Partnership has also established reserves for 50% of the face value of the notes receivable due to this uncertainty and recorded a specific reserve of $625,512.

5.    EQUIPMENT HELD FOR SALE

      In November 2000, the Partnership exercised its right to manage the assets leased to Alpha Telecommunications, Inc. due to nonpayment of lease receivables. The remaining net equipment cost, primarily pay phones, is expected by management to be recovered through the sale of the equipment. Such equipment cost had been adjusted for an impairment loss of $351,041, to reflect management's estimated net realizable value of the equipment.

6.    BORROWING AGREEMENT

      The Partnership had a line-of-credit agreement with a bank, which bore interest at a variable rate of 9.5% and 8.75% at December 31, 1999 and 1998, respectively. The line-of-credit was paid in full and discontinued during 2000.

7.    LIMITED PARTNERSHIP AGREEMENT

      The Partnership was formed pursuant to an Agreement of Limited Partnership dated as of April 20, 1993 and amended August 12, 1993 (the "Agreement"). The Agreement outlines capital contributions to be made by the partners and the allocation of cash distributions, net income, and net loss to the partners. Capital contributions by the partners to the partnership consist of the $10,000 contributed by the General Partner and the amounts contributed by limited partners for the purchase of their units.

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

8.    MANAGEMENT AND SERVICE AGREEMENTS

      The Partnership paid an equipment management fee, equal to 5% of the amount of gross rental payments received, to the General Partner. The Partnership entered its liquidation phase in January 2000 and at that time discontinued the fee. During the years ended December 31, 2000, 1999, and 1998, those management fees aggregated $0, $217,147 and $214,325, respectively.

      In addition, the General Partner is reimbursed for certain other costs under an administrative services agreement. Amounts incurred by the Partnership pursuant to this agreement amounted to $84,000 for each of the years ended December 31, 2000, 1999, and 1998.

9.    RECONCILIATION OF FINANCIAL AND INCOME TAX REPORTING BASIS

      A reconciliation of net income/change in net assets excluding distributions and withdrawal for financial reporting purposes with the related amount reported for income tax purposes for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                          2000                               1999                                1998
                              -----------------------------     -----------------------------      -------------------------------
                                                   PER                                PER                                 PER
                                 AMOUNT            UNIT             AMOUNT            UNIT              AMOUNT            UNIT

Net income/change in
  net assets excluding
  distributions and
  withdrawals for
  financial reporting         $  (170,052)        $ 1.92        $   542,733         $ 6.08         $ 1,664,367         $18.54
  purposes
Adjustment to
  convert direct
  financing leases to
  operating leases
  for income tax
  purposes                        526,134           2.10            198,174           2.22            (931,343)        (10.37)
Net change in
  allowance for
  possible loan and
  lease losses                    176,428           1.99            194,565           2.18          (3,409,900)        (37.98)
Gain on lease
  terminations                  4,293,108          48.41            (74,076)          (.83)            673,200           7.49
Impairment of
  investment                           --             --            173,261           1.94                  --             --
Net realizable value
  adjustment                      586,198           6.61                 --             --                  --             --
                              -----------         ------        -----------         ------         -----------         ------
Net income (loss)
  for income tax
  reporting purposes          $ 5,411,816         $61.03        $ 1,034,657         $11.59         $(2,003,676)        $(22.32)
                              ===========         ======        ===========         ======         ===========         ======

10.   CONTINGENCIES

      SA Communications filed a suit against the Partnership, the General Partner, and others alleging the Partnership received a preference of approximately $45,000 prior to the filing of its petition in bankruptcy. The Partnership maintains that it was receiving regular monthly payments and there was no preference. Negotiations are in progress with the bankruptcy trustee. No loss, if any, has been recorded in the financial statements with respect to this matter.

      The General Partner has approximately $2,200,000 of notes payable and redeemable preferred stock maturing in 2001 and may not have sufficient liquid assets to repay such amounts. The General Partner is pursuing additional financing, refinancing, and asset sales to meet its obligations. No assurance can be provided that the General Partner will be successful in its efforts.

11.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                         2000 QUARTERS
                                 ------------------------------------------------------------------------------------------------
                                      FIRST              SECOND               THIRD                FOURTH              2000

Income from direct
  financing leases,
  interest and other
  income                         $     91,761         $   194,037         $   172,042         $    (41,694)        $    416,146
Distributions to partners          (1,500,000)           (900,000)                 --             (450,000)          (2,850,000)
Withdrawals of limited
  partners                             (4,109)                 --              (7,720)             (24,072)             (35,901)
Change in estimate of
  liquidation value of
  net assets                          126,917             574,667              41,038           (1,328,820)            (586,198)
                                 ------------         -----------         -----------         ------------         ------------
Change in net assets             $ (1,285,431)        $  (131,296)        $   205,360         $ (1,844,586)        $ (3,055,953)
                                 ============         ===========         ===========         ============         ============

      Interest and other income for the fourth quarter of 2000 includes the reversal of $185,537 of income recognized in relationship to the Murdock Communications Corporation note receivable, which was considered to be only 50% collectible in the fourth quarter.

      Change in estimate of liquidation value of net assets for the fourth quarter of 2000 includes the $625,512 specific reserve for Murdock discussed in Note 4 and the $351,401 impairment loss on repossessed equipment discussed in Note 5.

                                                                         1999 QUARTERS
                                      ------------------------------------------------------------------------------------
                                         FIRST             SECOND             THIRD             FOURTH             1999

Revenue                               $  465,599        $  419,888         $  361,118        $  361,161         $1,607,766
Expenses                                 240,068           179,541            202,561           442,863          1,065,033
Comprehensive income                     790,222          (326,234)           189,301          (467,015)           186,274
Net income applicable
  to partnership units                   225,531           240,347            158,557           (81,702)           542,733

Net income per
  partnership unit                    $     2.52        $     2.69         $     1.78        $    (0.91)        $     6.08


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

ITEM 10. DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT

A: The General Partner of the registrant:

         Berthel Fisher & Company Leasing, Inc., an Iowa corporation.

B: Executive officers of the General Partner of the Registrant:

Thomas J. Berthel (age 49) - Mr. Berthel is the Chief Executive Officer and Director of the General Partner, a position he has held since the General Partner's inception in 1988. Mr. Berthel is also President and a Director of the General Partner's parent, Berthel Fisher & Company, Inc. ("Berthel Fisher"), which he founded in 1985, and Berthel Fisher's other subsidiaries, Berthel Fisher & Company Financial Services, Inc.; Berthel Fisher & Company Management Corp.; Berthel Fisher & Company Planning, Inc.; and one other corporation which acts as general partner of a separate private program. He also serves as the Chairman of the Board and Director of Amana Colonies Golf Course, Inc. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa
(1974). From 1974 to 1982, Mr. Berthel was President and majority shareholder of Insurance Planning Services Corporation in Maquoketa, Iowa, which was engaged in the operation of a securities and insurance business. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. Mr. Berthel is also a Certified Life Underwriter. Mr. Berthel also serves as an individual general partner of the limited partnership referred to above. Mr. Berthel received a MBA degree from the University of Iowa in 1993.

Ronald O. Brendengen (age 46) - Mr. Brendengen is the Treasurer, Chief Operating Officer, Chief Financial Officer, and a Director (1988 to present) of the General Partner. He was elected to his current offices in October 1996. He served as Treasurer and Chief Financial Officer since October 1996. He has also served as Secretary (1994 - March, 1995), Treasurer (1988 - August 1995) and Chief Financial Officer (1994 - August 1995) of the General Partner. He served as Controller (1985-1993), Treasurer (1987-present), Chief Financial Officer, Secretary and a Director (1987-present), and was also elected Chief Operating Officer in January 1998, of Berthel Fisher & Company, the parent company of the General Partner. Mr. Brendengen serves as the Treasurer, Chief Financial Officer and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. He also serves in various offices and as a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.

Timothy J. White (age 47) - Mr. White was elected President of the General Partner on January 26, 2001. From 1999 to 2000, Mr. White was Vice President of New Markets for Great America Leasing in Cedar Rapids, Iowa. From 1996 to 1999, Mr. White was Vice President of Business Development for GE Capital in Cedar Rapids, Iowa. From 1993 to 1996, Mr. White was President of Aloha Capital Corporation in Syracuse, New York. From 1989 to 1993, Mr. White was Vice President of Sales for Dana Commercial Credit in Troy, Michigan. During his career, Mr. White has been responsible for the management of a leasing business in excess of $200 million and sales budgets in excess of $400 million. Mr. White holds a Bachelor's degree in Business Management from Walsh College in Troy, Michigan.

Nancy L. Lowenberg (age 42) - Ms. Lowenberg was Executive Vice President and General Manager of the General Partner beginning January 2, 1997. From September 1986 to December 1996, Ms. Lowenberg was employed by Firstar Bank Iowa, N.A., in Cedar Rapids. Ms. Lowenberg received her Bachelor of Science Agricultural Business with a minor in Finance in 1981 from Iowa State University, Ames, Iowa. Ms. Lowenberg resigned from the General Partner effective February 9, 2000.

ITEM 11. EXECUTIVE COMPENSATION

Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last three years to the General Partner:

(A)                                     (B)         (C)                   (C1)            (C2)                (D)
                                                                                          Securities of
                                                                                          property
                                                                                          insurance           Aggregate
                                                                                          benefits or         of
                                                    Cash and Cash                         reimbursement       contingent
Name of individual                      Year        equivalent forms                      personal            or forms of
and capacities served                   Ended       of remuneration       Fees            benefits            remuneration
---------------------                   -----       ---------------       ----            --------            ------------

Berthel Fisher & Co. Leasing, Inc.      2000        $0                    $  84,000       $0                  $0
(General Partner)                       1999        $0                    $ 301,147       $0                  $0
                                        1998        $0                    $ 298,325       $0                  $0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the Partnership Units.

     (b) The General Partner of the Registrant owns Units of the Registrant set forth in the following table.

      (1)                      (2)                             (3)                         (4)

                      Name and Address of            Amount and Nature of               Percent
Title of Class        Beneficial Ownership           Beneficial Ownership               of Class
--------------        --------------------           --------------------               --------

Units                 Berthel Fisher & Co.           Forty (40) Units;                  0.05%
                      Leasing, Inc.                  sole owner.
                      701 Tama Street
                      Marion, IA 52302

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related party transactions are described in Notes 3 and 8 of the notes to the financial statements.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1. Financial Statements.

                                                                                                      Page No.

         Statements of Net Assets as of December 31, 2000 and 1999
         (Liquidation Basis)                                                                             12

         Statement of Changes in Net Assets (Liquidation Basis)
         for the year ended December 31, 2000                                                            13

         Statements of Operations and Comprehensive Income
         (Going Concern Basis) Years Ended December 31, 1999 and 1998                                    14

         Statements of Changes in Partners' Equity (Going Concern Basis)
         Years Ended December 31, 1999, and 1998                                                         15

         Statements of Cash Flows
         Years Ended December 31, 2000, 1999, and 1998                                                   16

         Notes to Financial Statements                                                                   17

         2. Financial Statements Schedules

         Information pursuant to Rule 12-09 (Schedule II) is included in the financial statements and notes thereto.

         3. Exhibits

         3,4 Amended and Restated Agreement of Telecommunications
         Income Fund X, L.P.  currently in effect dated as of August 19, 1993(1)

 (b)     Reports on Form 8-K

         No reports on Form 8-K were filed in the fourth quarter of 2000.



----------

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

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                  (REGISTRANT)

By Berthel Fisher & Company Leasing, Inc.

By: /s/ Thomas J. Berthel                                Date: March 26, 2001
    ----------------------------------------
Thomas J. Berthel
President

By Berthel Fisher & Company Leasing, Inc.

By: /s/ Ronald O. Brendengen                             Date: March 26, 2001
    ----------------------------------------
Ronald O. Brendengen
Chief Financial Officer, Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Berthel                                    Date: March 26, 2001
--------------------------------------------
Thomas J. Berthel
Chief Executive Officer
President, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

/s/ Ronald O. Brendengen                                 Date: March 26, 2001
--------------------------------------------
Ronald O. Brendengen
Treasurer, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

/s/ Daniel P. Wegmann                                    Date: March 26, 2001
--------------------------------------------
Daniel P. Wegmann
Controller
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

/s/ Leslie D. Smith                                      Date: March 26, 2001
--------------------------------------------
Leslie D. Smith
Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

                                  EXHIBIT INDEX



       EXHIBIT
       NUMBER                         DESCRIPTION
       -------                        -----------

         3,4      Amended and Restated Agreement of
                  Telecommunications Income Fund IX, L.P. currently in effect dated as of August 12, 1991 (1)




----------

         (1) Incorporated herein by reference to Partnership Exhibit A to the prospectus included in the Partnership's post effective amendment No. 4 to Form S-1 registration statement filed on December 22, 1992.