Form 10-Q
period 2001-03-31
TELECOMMUNICATIONS INCOME FUND X LP
filed 2001-05-04
CIK 904005

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

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

                       701 Tama Street, Marion, Iowa 52302
               (Address of principal executive offices) (Zip Code)

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

As of April 25, 2001, 88,194 units were issued and outstanding. Based on the book value at March 31, 2001 of $22.81 per unit, the aggregate market value at April 25, 2001 was $2,011,705.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                      INDEX


                                                                                          Page
                                                                                          ----
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

          Statements of Net Assets (Liquidation Basis)-
          March 31, 2001 and December 31, 2000                                             3

          Statement of Changes in Net Assets (Liquidation Basis)-
          three months ended March 31, 2001 and 2000                                       4

          Statements of Cash Flows-three months ended March 31, 2001 and 2000              5

          Notes to Financial Statements                                                    6


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                      7


Item 3. Quantitative and Qualitative Disclosures About Market Risk                         9


Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                  9

Signatures                                                                                10

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
            STATEMENTS OF NET ASSETS (LIQUIDATION BASIS) (UNAUDITED)


                                                              March 31, 2001    December 31, 2000
                                                              --------------    -----------------
ASSETS

Cash and cash equivalents                                      $   85,901           $  350,601
Available-for-sale equity security                                  7,403               13,220
Not readily marketable equity securities                           17,919              979,657
Net investment in direct financing leases
     and notes receivable (Note B)                                817,142            2,281,897
Equipment held for sale                                         1,247,540            1,702,644
Other assets                                                      347,976               90,750
                                                               ----------           ----------

TOTAL ASSETS                                                    2,523,881            5,418,769
                                                               ----------           ----------


LIABILITIES

Accrued expenses and other liabilities                            171,148              214,957
Lease security deposits                                            23,231               28,532
Reserve for estimated costs during the period of liquidation      316,342              350,000
                                                               ----------           ----------

TOTAL LIABILITIES                                                 510,721              593,489
                                                               ----------           ----------

CONTINGENCIES (Note C)

NET ASSETS                                                     $2,013,160           $4,825,280
                                                               ==========           ==========

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                       STATEMENT OF CHANGES IN NET ASSETS
                         (LIQUIDATION BASIS) (UNAUDITED)



                                         Three Months       Three Months
                                            Ended              Ended
                                       March 31, 2001      March 31, 2000
                                       --------------      --------------
Net assets at beginning of period        $ 4,825,280         $ 7,881,233

Income from direct financing leases,
   interest, and other income                 62,014              91,761

Distributions to partners                   (599,864)         (1,500,000)

Withdrawals of limited partners               (2,640)             (4,109)

Change in estimate of liquidation
   value of net assets                    (2,271,630)            126,917
                                         -----------         -----------


Net assets at end of period              $ 2,013,160         $ 6,595,802
                                         ===========         ===========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     Three Months Ended
                                                                          March 31, 2001           March 31, 2000
                                                                          --------------           --------------
OPERATING ACTIVITIES
Changes in net assets excluding withdrawals and distributions             $ (2,209,616)               $      218,678
Adjustments to reconcile to net cash from operating activities:
     Provision for possible loan and lease losses                            1,110,000                           -0-
     Other liquidation basis adjustments                                     1,161,630                      (126,917)
Changes in operating assets and liabilities:
     Other assets                                                              (32,420)                       35,349
     Outstanding checks in excess of bank balance                                  -0-                       (23,565)
     Due to affiliates                                                             -0-                      (317,474)
     Accrued expenses and other liabilities                                    (43,809)                        4,900
     Reserve for estimated costs during the period of liquidation              (33,658)                      (94,372)
                                                                          ------------                --------------
Net cash from operating activities                                             (47,873)                     (303,401)
                                                                          ------------                --------------

INVESTING ACTIVITIES
Repayments of direct financing leases                                          262,365                       325,553
Proceeds from early termination of direct financing leases and notes           126,815                     4,699,822
Net lease security deposits repaid                                              (5,301)                      (60,554)
Repayments of notes receivable                                                   1,798                         1,066
                                                                          ------------                --------------
Net cash from investing activities                                             385,677                     4,965,887
                                                                          ------------                --------------

FINANCING ACTIVITIES
Borrowings from line of credit                                                     -0-                       346,936
Repayments of line of credit                                                       -0-                    (2,903,150)
Distributions and withdrawals paid to partners                                (602,504)                   (1,703,871)
                                                                          ------------                --------------
Net cash from financing activities                                            (602,504)                   (4,260,085)
                                                                          ------------                --------------

Net increase (decrease) in cash and cash equivalents                          (264,700)                      402,401
Cash and cash equivalents at beginning of period                               350,601                         4,147
                                                                          ------------                --------------
Cash and cash equivalents at end of period                                $     85,901                $      406,548
                                                                          ============                ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                             $        -0-                $       55,400
Noncash investing and financing activities:
     Sale of equipment under operating lease                                   224,805                           -0-


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000.

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

Management decreased its estimate of the liquidation value of net assets during the first quarter of 2001 by $2,271,630. This decrease is primarily due to the write-off of securities the Partnership held in Actel Integrated Communications Inc. ("Actel") and loans to Murdock Communications Corporation ("Murdock"). On April 11, 2001, Actel filed for Chapter 11 bankruptcy. The Partnership had a realized loss of $947,658 to write-off the carrying value of its 421,181 shares of Actel preferred stock. The Partnership also had a provision for possible loan and lease losses of $910,000 to write-off its remaining carrying value of notes receivable of Murdock. Murdock's primary asset was the preferred stock of Actel. Another lessee of the Partnership, LIDS Corporation, filed for Chapter 11 bankruptcy during the quarter, resulting in a charge to the provision for possible loan and lease losses of $200,000.

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:


                                                  (Liquidation Basis)    (Liquidation Basis)
                                                    March 31, 2001        December 31, 2000
                                                  -------------------    -------------------
     Minimum lease payments receivable              $    1,222,900         $     1,659,567
     Estimated unguaranteed residual values                227,974                 238,336
     Unamortized initial direct costs                        2,640                   3,120
     Unearned income                                     (208,549)               (269,101)
     Notes receivable                                       15,798               1,553,424
     Adjustment to net realizable value                  (443,621)               (903,449)
                                                    --------------         ---------------
     Net investment in direct financing
         leases and notes receivable                $      817,142         $     2,281,897
                                                    ==============         ===============

Note C -- CREDIT ARRANGEMENTS
SA Communications filed a suit against the Partnership, the General Partner, and others alleging the Partnership received a preference of approximately $45,000 prior to the filing of its petition in bankruptcy. The Partnership maintains that it was receiving regular monthly payments and there was no preference. Negotiations are in progress with the bankruptcy trustee. No loss, if any, has been recorded in the financial statements with respect to this matter.

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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $62,014 in income from direct financing leases, notes receivable, and other income during the first quarter of 2001. This represents an annualized return on average net assets of approximately 7.3%.

Management decreased its estimate of the liquidation value of net assets during the first quarter of 2001 by $2,271,630. This decrease is primarily due to the write-off of securities the Partnership held in Actel Integrated Communications Inc. ("Actel") and loans to Murdock Communications Corporation ("Murdock"). On April 11, 2001, Actel filed for Chapter 11 bankruptcy. The Partnership had a realized loss of $947,658 to write-off the carrying value of its 421,181 shares of Actel preferred stock. The Partnership also had a provision for possible loan and lease losses of $910,000 to write-off its remaining carrying value of notes receivable of Murdock. Murdock's primary asset was the preferred stock of Actel. Another lessee of the Partnership, LIDS Corporation, filed for Chapter 11 bankruptcy during the quarter, resulting in a charge to the provision for possible loan and lease losses of $200,000.

The Partnership has accrued the estimated expenses of liquidation, which is $316,342 at March 31, 2001. The General Partner reviews this estimate and will adjust quarterly, as needed.

The Partnership will continue to make distributions to the partners as leases, notes receivable, and equipment are collected or sold and other assets are sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements.

As of March 31, 2001, there were two customers with payments over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those contracts. The Partnership's net investment in these contracts at March 31, 2001 was $58,970. Management believes its reserve is adequate related to these customers. Management will continue to monitor the past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's portfolio of leases, notes receivable, and equipment under operating leases are concentrated in pay telephones and industrial equipment, representing approximately 70% and 12%, respectively, of the portfolio at March 31, 2001. Three customers account for approximately 71% of the Partnership's portfolio of leases and notes receivable at March 31, 2001. One of these customers, LIDS Corporation, filed for bankruptcy during the first quarter of 2001, and accounted for approximately 24% of the Partnership's portfolio of leases and notes receivable at March 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EQUITY PRICE SENSITIVITY
The table below provides information about the Partnership's marketable and not readily marketable equity securities that are sensitive to changes in prices. The table presents the carrying amount and fair value at March 31, 2001.


                                            Carrying Amount     Fair Value
                                            ---------------   -------------
         Common Stock-Murdock                $    7,403         $    7,403
                                             ----------         ----------
         Total Available-for-Sale            $    7,403         $    7,403
                                             ==========         ==========

                                           Carrying Amount      Fair Value
                                           ---------------     ------------
         Common Stock-Murdock                 $  17,919         $   17,919
                                              ---------         ----------
         Total Not Readily Marketable         $  17,919         $   17,919
                                              =========         ==========


The Partnership's primary market risk exposure with respect to equity securities is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the portfolio is derived from the underlying ability of the entity invested in to satisfy debt obligations and its ability to maintain or improve common equity values. The Partnership holds 165,900 shares of Murdock as available for sale and 426,600 shares as not readily marketable, due to restrictions imposed by rule 144 of the Securities and Exchange Commission. Murdock is an emerging company whose stock price can be volatile. At March 31, 2001, the total amount at risk was $25,322.

INTEREST RATE SENSITIVITY
The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. The table presents the principal amounts and related weighted average interest rates by expected maturity dates as of March 31, 2001.

           Expected                        Fixed Rate            Average
           Maturity Date                Notes Receivable      Interest Rate
           -------------                ----------------      -------------
           2001                          $       5,791             14.5%
           2002                                 10,007             14.5%
                                         -------------
           Total                         $      15,798
                                         =============
           Fair Value                    $      15,798
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


                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                  (Registrant)


Date: May 4, 2001                   /s/ Ronald O. Brendengen
                                    --------------------------------------------
                                    Ronald O. Brendengen,
                                    Chief Financial Officer, Treasurer


Date: May 4, 2001                   /s/ Daniel P. Wegmann
                                    --------------------------------------------
                                    Daniel P. Wegmann, Controller


Date: May 4, 2001                   /s/ Timothy J. White
                                    --------------------------------------------
                                    Timothy J. White, President