Form 10-Q
period 2001-06-30
TELECOMMUNICATIONS INCOME FUND X LP
filed 2001-08-14
CIK 904005

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

                         Commission File Number: 0-25574

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
             (Exact name of Registrant as specified in its charter)

      Iowa                                                  42-1401715
      -----                                                 ----------
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

As of July 31, 2001, 88,038 units were issued and outstanding. Based on the book value at June 30, 2001 of $11.79 per unit, the aggregate market value at July 31, 2001 was $1,037,968.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                      INDEX



                                                                            Page
Part I. FINANCIAL INFORMATION                                               ----
-----------------------------

Item 1. Financial Statements (unaudited)

       Statements of Net Assets (Liquidation Basis)-
       June 30, 2001 and December 31, 2000                                    3

       Statement of Changes in Net Assets (Liquidation Basis)-
       three and six months ended June 30, 2001 and 2000                      4

       Statements of Cash Flows-six months ended June 30, 2001 and 2000       5

       Notes to Financial Statements                                          6


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             7


Item 3. Quantitative and Qualitative Disclosures About Market Risk            8


Part II. OTHER INFORMATION
--------------------------
Item 1. Legal Proceedings                                                     9

Signatures                                                                   10

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
            STATEMENTS OF NET ASSETS (LIQUIDATION BASIS) (UNAUDITED)


                                                                       June 30, 2001            December 31, 2000
                                                                       -------------            -----------------

ASSETS
Cash and cash equivalents                                              $      95,072             $     350,601
Available-for-sale equity security                                             7,756                    13,220
Not readily marketable equity securities                                      18,773                   979,657
Net investment in direct financing leases
     and notes receivable (Note B)                                           557,347                 2,281,897
Equipment held for sale                                                      528,000                 1,702,644
Other assets                                                                 272,176                    90,750
                                                                       -------------             -------------

TOTAL ASSETS                                                               1,479,124                 5,418,769
                                                                       -------------             -------------


LIABILITIES
Accrued expenses and other liabilities                                       195,883                   214,957
Lease security deposits                                                       23,231                    28,532
Reserve for estimated costs during the period of liquidation                 221,782                   350,000
                                                                       -------------             -------------

TOTAL LIABILITIES                                                            440,896                   593,489
                                                                       -------------             -------------

CONTINGENCIES (Note C)

NET ASSETS                                                             $   1,038,228             $   4,825,280
                                                                       =============             =============


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                       STATEMENT OF CHANGES IN NET ASSETS
                         (LIQUIDATION BASIS) (UNAUDITED)



                                             Three Months Ended June 30            Six Months Ended June 30
                                               2000             2001                2000              2001
                                               ----             ----                ----              ----

Net assets at beginning of period       $   6,595,802     $   2,013,160         $   7,881,233    $   4,825,280

Income from direct financing leases,
   interest, and other income                 194,037            28,137               285,798           90,151

Distributions to partners                   (900,000)         (300,000)           (2,400,000)        (899,864)

Withdrawals of limited partners                   -0-           (7,983)               (4,109)         (10,623)

Change in estimate of liquidation
   value of net assets                        574,667         (695,086)               701,584      (2,966,716)
                                        -------------     -------------         -------------    -------------


Net assets at end of period             $   6,464,506     $   1,038,228         $   6,464,506    $   1,038,228
                                        =============     =============         =============    =============


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Six Months Ended
                                                                            June 30, 2001            June 30, 2000
                                                                            -------------            -------------

Operating Activities
Changes in net assets excluding withdrawals and distributions              $ (2,876,565)            $      987,382
Adjustments to reconcile to net cash from operating activities:
     Adjustment for possible loan and lease losses                             1,110,000                       -0-
     Other liquidation basis adjustments                                       1,856,716                 (701,584)
Changes in operating assets and liabilities:
     Other assets                                                                 90,363                    36,944
     Outstanding checks in excess of bank balance                                    -0-                   419,560
     Due to affiliates                                                               -0-                 (317,474)
     Accrued expenses and other liabilities                                     (19,074)                   (1,346)
     Reserve for estimated costs during the period of liquidation              (128,218)                 (182,736)
                                                                           -------------            --------------
Net cash from operating activities                                                33,222                   240,746
                                                                           -------------            --------------

Investing Activities
Repayments of direct financing leases                                            472,156                 1,175,984
Proceeds from early termination of direct financing leases and notes             151,252                 4,725,128
Net lease security deposits repaid                                               (5,301)                  (63,854)
Issuance of notes receivable                                                         -0-                 (135,000)
Repayments of notes receivable                                                     3,629                     2,655
                                                                           -------------            --------------
Net cash from investing activities                                               621,736                 5,704,913
                                                                           -------------            --------------

Financing Activities
Borrowings from line of credit                                                       -0-                   346,936
Repayments of line of credit                                                         -0-               (2,903,150)
Distributions and withdrawals paid to partners                                 (910,487)               (2,603,871)
                                                                           -------------            --------------
Net cash from financing activities                                             (910,487)               (5,160,085)
                                                                           -------------            --------------

Net increase (decrease) in cash and cash equivalents                           (255,529)                   785,574
Cash and cash equivalents at beginning of period                                 350,601                     4,147
                                                                           -------------            --------------
Cash and cash equivalents at end of period                                 $      95,072            $      789,721
                                                                           =============            ==============

Supplemental disclosures of cash flow information
Interest paid                                                              $         -0-            $       55,620
Noncash investing and financing activities:
     Non-cash conversion of leases to notes and not
     readily marketable equity securities                                            -0-                 2,437,062


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NOTE A -- BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000.

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

Management decreased its estimate of the liquidation value of net assets during the first six months of 2001 by $2,966,716. This decrease is primarily due to the write-off of securities the Partnership held in Actel Integrated Communications Inc. ("Actel") and loans to Murdock Communications Corporation ("Murdock") and due to the impairment of equipment held for sale. On April 11, 2001, Actel filed for Chapter 11 bankruptcy. The Partnership had a realized loss of $947,658 to write-off the carrying value of its 421,181 shares of Actel preferred stock. The Partnership also wrote off $910,000 representing its remaining carrying value of notes receivable of Murdock. Murdock's primary asset was the preferred stock of Actel. Another lessee of the Partnership, LIDS Corporation, filed for Chapter 11 bankruptcy during the first quarter, resulting in an increase to the allowance for possible loan and lease losses of $200,000. The Partnership also decreased its estimate of the liquidation value of net assets as a result of the impairment of equipment held for sale of $647,548. The Partnership has a tentative agreement to sell the equipment and has written the equipment down to its expected sales price. No assurance can be provided that the sale will be consummated or that the carrying value of the equipment will be realized.

NOTE B -- NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                                                (Liquidation Basis)       (Liquidation Basis)
                                                                   June 30, 2001           December 31, 2000
                                                                   -------------           -----------------

     Minimum lease payments receivable                          $        669,384          $      1,659,567
     Estimated unguaranteed residual values                              102,972                   238,336
     Unamortized initial direct costs                                      2,301                     3,120
     Unearned income                                                   (134,038)                 (269,101)
     Notes receivable                                                     13,966                 1,553,424
     Adjustment to net realizable value                                 (97,238)                 (903,449)
                                                                ----------------          ----------------
     Net investment in direct financing
         leases and notes receivable                            $        557,347          $      2,281,897
                                                                ================          ================


Note C - CONTINGENCIES
SA Communications filed a suit against the Partnership, the General Partner, and others alleging the Partnership received a preference of approximately $45,000 prior to the filing of its petition in bankruptcy. The Partnership maintains that it was receiving regular monthly payments and there was no preference. Negotiations are in progress with the bankruptcy trustee. No loss, if any, has been recorded in the financial statements with respect to this matter.

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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $90,151 in income from direct financing leases, notes receivable, and other income during the first six months of 2001. This represents an annualized return on average net assets of approximately 6.1%.

Management decreased its estimate of the liquidation value of net assets during the first six months of 2001 by $2,966,716. This decrease is primarily due to the write-off of securities the Partnership held in Actel Integrated Communications Inc. ("Actel") and loans to Murdock Communications Corporation ("Murdock") and due to the impairment of equipment held for sale. On April 11, 2001, Actel filed for Chapter 11 bankruptcy. The Partnership had a realized loss of $947,658 to write-off the carrying value of its 421,181 shares of Actel preferred stock. The Partnership also wrote off $910,000 representing its remaining carrying value of notes receivable of Murdock. Murdock's primary asset was the preferred stock of Actel. Another lessee of the Partnership, LIDS Corporation, filed for Chapter 11 bankruptcy during the first quarter, resulting in an increase to the allowance for possible loan and lease losses of $200,000. The Partnership also decreased its estimate of the liquidation value of net assets as a result of the impairment of equipment held for sale of $647,548. The Partnership has a tentative agreement to sell the equipment and has written the equipment down to its expected sales price. No assurance can be provided that the sale will be consummated or that the carrying value of the equipment will be realized.

The Partnership has accrued the estimated expenses of liquidation, which is $221,782 at June 30, 2001. The General Partner reviews this estimate and will adjust quarterly, as needed. The Partnership will continue to make distributions to the partners as leases, notes receivable, and equipment are collected or sold and other assets are sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements.

As of June 30, 2001, there were two customers with payments over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those contracts. The Partnership's net investment in these contracts at June 30, 2001 was $58,663. Management believes its reserve is adequate related to these customers. Management will continue to monitor the past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's portfolio of leases, notes receivable, and equipment under operating leases are concentrated in pay telephones, representing approximately 91% of the portfolio at June 30, 2001. Two customers account for approximately 78% of the Partnership's portfolio of leases and notes receivable at June 30, 2001.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EQUITY PRICE SENSITIVITY
The table below provides information about the Partnership's marketable and not readily marketable equity securities that are sensitive to changes in prices. The table presents the carrying amount and fair value at June 30, 2001.

                                            Carrying Amount         Fair Value

         Common Stock-Murdock               $       7,756         $       7,756
                                            -------------         -------------
         Total Available-for-Sale           $       7,756         $       7,756
                                            =============         =============

                                            Carrying Amount          Fair Value
         Common Stock-Murdock               $      18,773         $      18,773
                                            -------------         -------------
         Total Not Readily Marketable       $      18,773         $      18,773
                                            =============         =============


The Partnership's primary market risk exposure with respect to equity securities is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the portfolio is derived from the underlying ability of the entity invested in to satisfy debt obligations and its ability to maintain or improve common equity values. The Partnership holds 165,900 shares of Murdock as available for sale and 426,600 shares as not readily marketable, due to restrictions imposed by rule 144 of the Securities and Exchange Commission. Murdock is an emerging company whose stock price can be volatile. At June 30, 2001, the total amount at risk was $26,529.

INTEREST RATE SENSITIVITY
The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. The table presents the principal amounts and related weighted average interest rates by expected maturity dates as of June 30, 2001.

            Expected                        Fixed Rate            Average
            Maturity Date                Notes Receivable      Interest Rate
            -------------                ----------------      -------------
            2001                           $       3,956            14.5%
            2002                                  10,010            14.5%
                                           -------------
            Total                          $      13,966
                                           =============
            Fair Value                     $      13,966
                                           =============

The Partnership manages interest rate risk, its primary market risk exposure with respect to notes receivable, by limiting the terms of notes receivable to no more than five years and generally requiring full repayment ratably over the term of the note.


                                     PART II

Item 1.  LEGAL PROCEEDINGS
SA Communications filed a suit against the Partnership, the General Partner, and others alleging the Partnership received a preference of approximately $45,000 prior to the filing of its petition in bankruptcy. The Partnership maintains that it was receiving regular monthly payments and there was no preference. Negotiations are in progress with the bankruptcy trustee. No loss, if any, has been recorded in the financial statements with respect to this matter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                  (Registrant)


Date:    August 13, 2001           Ronald O. Brendengen/s/
         ---------------           -----------------------------------
                                   Ronald O. Brendengen,
                                   Chief Financial Officer, Treasurer


Date:    August 13, 2001           Daniel P. Wegmann/s/
         ---------------           -----------------------------------
                                   Daniel P. Wegmann, Controller