Form 10-Q
period 2001-09-30
TELECOMMUNICATIONS INCOME FUND X LP
filed 2001-11-13
CIK 904005

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                         Commission File Number: 0-25574

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Iowa                                        42-1401715
         -----------                                    ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)

                701 Tama Street, Marion, Iowa              52302
              ----------------------------------------------------
             (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code: (319) 447-5700

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                   Limited Partnership Interest (the "Units")
              ----------------------------------------------------
                                 Title of Class


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.

         Yes   X       No
              ---

As of October 19, 2001, 87,786 units were issued and outstanding. Based on the book value at September 30, 2001 of $8.68 per unit, the aggregate market value at October 19, 2001 was $761,982.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                      INDEX

                                                                                                      Page
                                                                                                      ----
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

              Statements of Net Assets (Liquidation Basis)-
              September 30, 2001 and December 31, 2000                                                   3

              Statement of Changes in Net Assets (Liquidation Basis)-
              three and nine months ended September 30, 2001 and 2000                                    4

              Statements of Cash Flows-nine months ended September 30, 2001 and 2000                     5

              Notes to Financial Statements                                                              6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations            7


Item 3. Quantitative and Qualitative Disclosures About Market Risk                                       8


Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                9

Signatures                                                                                              10

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
            STATEMENTS OF NET ASSETS (LIQUIDATION BASIS) (UNAUDITED)


                                                                    September 30, 2001          December 31, 2000
                                                                    ------------------          -----------------
ASSETS

Cash and cash equivalents                                              $     207,870             $     350,601
Available-for-sale equity security                                            22,562                    13,220
Not readily marketable equity securities                                      54,610                   979,657
Net investment in direct financing leases
       and notes receivable (Note B)                                         460,815                 2,281,897
Equipment held for sale                                                      176,000                 1,702,644
Other assets                                                                 158,251                    90,750
                                                                       -------------             -------------

TOTAL ASSETS                                                               1,080,108                 5,418,769
                                                                       -------------             -------------


LIABILITIES

Accrued expenses and other liabilities                                       165,656                   214,957
Lease security deposits                                                       22,946                    28,532
Reserve for estimated costs during the period of liquidation                 129,719                   350,000
                                                                       -------------             -------------

TOTAL LIABILITIES                                                            318,321                   593,489
                                                                       -------------             -------------

CONTINGENCIES (Note C)

NET ASSETS                                                             $     761,787             $   4,825,280
                                                                       =============             =============


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                       STATEMENT OF CHANGES IN NET ASSETS
                         (LIQUIDATION BASIS) (UNAUDITED)


                                        Three Months Ended September 30         Nine Months Ended September 30
                                        -------------------------------         -------------------------------
                                             2000              2001                2000              2001
                                        -------------     -------------         -------------     -------------
Net assets at beginning of period       $   6,464,506     $   1,038,228         $   7,881,233     $   4,825,280

Income from direct financing leases,
   interest, and other income                 172,042             3,317               457,840            93,468

Distributions to partners                         -0-               -0-            (2,400,000)         (899,864)

Withdrawals of limited partners                (7,720)           (2,747)              (11,829)          (13,370)

Change in estimate of liquidation
   value of net assets                         41,038          (277,011)              742,622        (3,243,727)
                                        -------------     -------------         -------------     -------------


Net assets at end of period             $   6,669,866     $     761,787         $   6,669,866     $     761,787
                                        =============     =============         =============     =============

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Nine Months Ended
                                                                         -------------------------------------------
                                                                         September 30, 2001       September 30, 2000
                                                                         ------------------       ------------------
OPERATING ACTIVITIES

Changes in net assets excluding withdrawals and distributions              $  (3,150,259)           $    1,200,462
Adjustments to reconcile to net cash from operating activities:
     Accretion of notes receivable                                                   -0-                   (32,741)
     Adjustment for possible loan and lease losses                             1,155,000                       -0-
     Other liquidation basis adjustments                                       2,133,727                  (742,622)
Changes in operating assets and liabilities:

     Other assets                                                                204,288                   (17,291)
     Outstanding checks in excess of bank balance                                    -0-                   (37,127)
     Due to affiliates                                                               -0-                  (317,474)
     Accrued expenses and other liabilities                                      (49,301)                    4,570
     Reserve for estimated costs during the period of liquidation               (220,281)                 (218,710)
                                                                           -------------            --------------
Net cash from operating activities                                                73,174                  (160,933)
                                                                           -------------            --------------

INVESTING ACTIVITIES

Repayments of direct financing leases                                            516,941                 1,306,885
Proceeds from early termination of direct financing leases and notes             180,429                 4,872,058
Net lease security deposits repaid                                                (5,586)                 (100,699)
Issuance of notes receivable                                                         -0-                  (135,000)
Repayments of notes receivable                                                     5,545                     4,364
                                                                           -------------            --------------
Net cash from investing activities                                               697,329                 5,947,608
                                                                           -------------            --------------

FINANCING ACTIVITIES

Borrowings from line of credit                                                       -0-                   346,936
Repayments of line of credit                                                         -0-                (2,903,150)
Distributions and withdrawals paid to partners                                  (913,234)               (2,611,591)
                                                                           -------------            --------------
Net cash from financing activities                                              (913,234)               (5,167,805)
                                                                           -------------            --------------

Net increase (decrease) in cash and cash equivalents                            (142,731)                  618,870
Cash and cash equivalents at beginning of period                                 350,601                     4,147
                                                                           -------------            --------------
Cash and cash equivalents at end of period                                 $     207,870            $      623,017
                                                                           =============            ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                                              $         -0-            $       55,620
Noncash investing and financing activities:
     Non-cash conversion of leases to notes and not
     readily marketable equity securities                                            -0-                 2,437,062

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000.

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

Management decreased its estimate of the liquidation value of net assets during the first nine months of 2001 by $3,243,727. This decrease is primarily due to the write-off of securities the Partnership held in Actel Integrated Communications Inc. ("Actel") and loans to Murdock Communications Corporation ("Murdock") and due to the impairment of equipment held for sale. On April 11, 2001, Actel filed for Chapter 11 bankruptcy. The Partnership had a realized loss of $947,658 to write-off the carrying value of its 421,181 shares of Actel preferred stock. The Partnership also wrote off $910,000 representing its remaining carrying value of notes receivable of Murdock. Murdock's primary asset was the preferred stock of Actel. Another lessee of the Partnership, LIDS Corporation, filed for Chapter 11 bankruptcy during the first quarter, resulting in an increase to the allowance for possible loan and lease losses of $200,000. The Partnership also increased the allowance for possible loan and lease losses during the third quarter by $45,000 due to the chapter 11 bankruptcy filing of Alpha Tel-Com, a lessee of the Partnership. The Partnership also decreased its estimate of the liquidation value of net assets as a result of the impairment of equipment held for sale of $946,748. The Partnership has a tentative agreement to sell the equipment and has written the equipment down to its expected sales price. No assurance can be provided that the sale will be consummated or that the carrying value of the equipment will be realized.

NOTE B - NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:


                                                   (Liquidation Basis)     (Liquidation Basis)
                                                   September 30, 2001       December 31, 2000
                                                   -------------------     -------------------
Minimum lease payments receivable                     $    627,595            $  1,659,567
Estimated unguaranteed residual values                      67,249                 238,336
Unamortized initial direct costs                             2,172                   3,120
Unearned income                                           (126,848)               (269,101)
Notes receivable                                            12,051               1,553,424
Adjustment to net realizable value                        (121,404)               (903,449)
                                                      ------------            ------------
Net investment in direct financing
    leases and notes receivable                       $    460,815            $  2,281,897
                                                      ============            ============

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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $93,468 in income from direct financing leases, notes receivable, and other income during the first nine months of 2001. This represents an annualized return on average net assets of approximately 4.2%.

Management decreased its estimate of the liquidation value of net assets during the first nine months of 2001 by $3,243,727. This decrease is primarily due to the write-off of securities the Partnership held in Actel Integrated Communications Inc. ("Actel") and loans to Murdock Communications Corporation ("Murdock") and due to the impairment of equipment held for sale. On April 11, 2001, Actel filed for Chapter 11 bankruptcy. The Partnership had a realized loss of $947,658 to write-off the carrying value of its 421,181 shares of Actel preferred stock. The Partnership also wrote off $910,000 representing its remaining carrying value of notes receivable of Murdock. Murdock's primary asset was the preferred stock of Actel. Another lessee of the Partnership, LIDS Corporation, filed for Chapter 11 bankruptcy during the first quarter, resulting in an increase to the allowance for possible loan and lease losses of $200,000. The Partnership also increased the allowance for possible loan and lease losses during the third quarter by $45,000 due to the chapter 11 bankruptcy filing of Alpha Tel-Com, a lessee of the Partnership. The Partnership also decreased its estimate of the liquidation value of net assets as a result of the impairment of equipment held for sale of $946,748. The Partnership has a tentative agreement to sell the equipment and has written the equipment down to its expected sales price. No assurance can be provided that the sale will be consummated or that the carrying value of the equipment will be realized.

The Partnership has accrued the estimated expenses of liquidation, which is $129,719 at September 30, 2001. The General Partner reviews this estimate and will adjust quarterly, as needed. The Partnership will continue to make distributions to the partners as leases, notes receivable, and equipment are collected or sold and other assets are sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements.

As of September 30, 2001, there were three customers with payments over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those contracts. The Partnership's net investment in these contracts at September 30, 2001 was $387,207. One lessee, Alpha Tel-Com, filed for chapter 11 bankruptcy during the third quarter, as stated above, and resulted in the Partnership increasing the allowance for possible loan and lease losses by $45,000. Management believes its reserve is adequate related to these customers. Management will continue to monitor the past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's portfolio of leases, notes receivable, and equipment under operating leases are concentrated in pay telephones, representing approximately 95% of the portfolio at September 30, 2001. Two customers account for approximately 78% of the Partnership's portfolio of leases and notes receivable at September 30, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EQUITY PRICE SENSITIVITY
The table below provides information about the Partnership's marketable and not readily marketable equity securities that are sensitive to changes in prices. The table presents the carrying amount and fair value at September 30, 2001.

                                       Carrying Amount              Fair Value
                                       ---------------             -------------

Common Stock-Murdock                    $      22,562              $      22,562
                                        -------------              -------------
Total Available-for-Sale                $      22,562              $      22,562
                                        =============              =============

                                       Carrying Amount              Fair Value
                                       ---------------             -------------

Common Stock-Murdock                    $      54,610              $      54,610
                                        -------------              -------------
Total Not Readily Marketable            $      54,610              $      54,610
                                        =============              =============

The Partnership's primary market risk exposure with respect to equity securities is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the portfolio is derived from the underlying ability of the entity invested in to satisfy debt obligations and its ability to maintain or improve common equity values. The Partnership holds 165,900 shares of Murdock as available for sale and 426,600 shares as not readily marketable, due to restrictions imposed by rule 144 of the Securities and Exchange Commission. Murdock is an emerging company whose stock price can be volatile. At September 30, 2001, the total amount at risk was $77,172.

INTEREST RATE SENSITIVITY
The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. The table presents the principal amounts and related weighted average interest rates by expected maturity dates as of September 30, 2001.

Expected                        Fixed Rate            Average
Maturity Date                Notes Receivable      Interest Rate
-------------                ----------------      -------------
2001                           $       1,205            14.5%
2002                                  10,846            14.5%
                               -------------
Total                          $      12,051
                               =============
Fair Value                     $      12,051
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

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                  (Registrant)

Date:  November 2, 2001           /s/ Ronald O. Brendengen
       ----------------           --------------------------------------------------------
                                  Ronald O. Brendengen, Chief Financial Officer, Treasurer


Date:  November 2, 2001           /s/ Daniel P. Wegmann
       ----------------           --------------------------------------------------------
                                  Daniel P. Wegmann, Controller