Form 10-K405
period 2001-12-31
TELECOMMUNICATIONS INCOME FUND X LP
filed 2002-03-26
CIK 904005

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


            (X) Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

           ( )Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the transition period from _____ to _____

                        Commission file number - 0-25574

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

            Iowa                                                  42-1401715
            ----                                                  ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

             701 Tama Street, Marion, Iowa                52302
         --------------------------------------------------------
         (Address of principal executive offices)       (Zip Code)

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

As of March 1, 2002, 87,486 units were issued and outstanding. Based on the book value at December 31, 2001 of $4.96 per unit, the aggregate market value at March 1, 2002 was $433,931.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of the Registration Statement on Form S-1, dated August 27, 1993 are incorporated by reference into Part IV.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                                Page
                                    PART I

Item 1.    Business ..........................................................    3
Item 2.    Properties ........................................................    4
Item 3.    Legal Proceedings .................................................    5
Item 4.    Submission of Matters to a Vote of Unit Holders ...................    5


                                    PART II

Item 5.    Market for the Registrant's Common Equity
              and Related Stockholders Matters ...............................    5
Item 6.    Selected Financial Data ...........................................    5
Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations ............................    6
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ........    8
Item 8.    Financial Statements and Supplementary Data .......................    8
Item 9.    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure .........................   27


                                   PART III

Item 10.   Directors and Executive Officers of the Registrant ................   27
Item 11.   Executive Compensation ............................................   28
Item 12.   Security Ownership of Certain Beneficial Owners and Management ....   29
Item 13.   Certain Relationships and Related Transactions ....................   29


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ...   30
           SIGNATURES ........................................................   31
           EXHIBIT INDEX .....................................................   32

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

The Partnership began offering units to the public on August 27, 1993 and continued to offer units to the public through December 31, 1994. The Partnership will operate until December 31, 2002 unless dissolved sooner due to the occurrence of any of the following events: (i) the vote by limited partners owning a majority of the Partnership in accordance with the Partnership Agreement; (ii) the withdrawal, bankruptcy, or dissolution and liquidation or other cessation to exist as a legal entity of the General Partner (unless any successor general partner elected in accordance with the provisions of the Partnership Agreement elects to continue the business of the Partnership); (iii) the final distribution of all liquidating distributions among the limited partners pursuant to the Partnership Agreement; or (iv) the sale or disposition of all or substantially all of the assets of the Partnership without the subsequent reinvestment in equipment. If it does not appear reasonable to liquidate the Partnership by December 31, 2002, the General Partner may have to ask the limited partners to vote via a proxy statement to extend the Partnership. The Partnership would only be extended if a majority of the limited partnership units vote for the extension.

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

The principle objective of the Partnership is obtaining value from sales of the Partnership's lease portfolio and other assets during the liquidating phase (the period during which the General Partner will liquidate the Partnership assets) and providing distributions to the partners during the liquidating phase.

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

The Partnership's leases and notes receivable are concentrated in pay telephones, automated teller machines ("ATM"), and the notes receivable of Murdock Communications Corporation ("Murdock"). The portfolio related to these sources for the period ended December 31, 2001, 2000, and 1999 is outlined in the table below.

                                              2001      2000      1999
                                              ----      ----      ----
         Pay telephones                        95%       32%       52%
         ATM machines                           2%        1%       20%
         Murdock notes receivable               --       50%        --

Two customers accounted for 85% of the Partnership's net investment in direct financing leases and notes receivable portfolio at December 31, 2001.

The telecommunications industry has seen a significant downturn in the last year that has adversely affected the Partnership. The value of payphones and payphone routes has declined substantially in recent years and is due to various factors, including but not limited to the following:

      -  Lack of sufficient dial around revenues for payphone operators
      -  Decrease in usage of payphones, due to the use of mobile phones, etc.
      - Lack of economies of scale being achieved with the cost of lines purchased from local exchange carriers
      -  Lack of available capital for payphone operators
      -  Decrease in the number of payphone operators

Management believes that these conditions may be overcome if current lobbying efforts are successful and economic conditions become more favorable for payphone operators. However, no assurance can be given that any of these conditions may improve or that current values in the telecommunications industry will not continue to decline.

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

ITEM 3. LEGAL PROCEEDINGS

On January 10, 2001, SA Communications, Inc., a debtor in bankruptcy, filed a complaint in the United States Bankruptcy Court for the District of Delaware against the Partnership to avoid transfers and to recover property transferred. The complaint alleged that on September 10, 1997, the debtor paid a check in the amount of $45,069.83 to the Partnership which constituted a preferential transfer in favor of the Partnership. The Partnership filed an answer denying that the payment constituted a preference. Initially, there was a requirement that the parties should exchange discovery documents but that exchange of documents has been continued indefinitely. The Partnership believes that the payment was received in the ordinary course of business and should not constitute a preferential transfer. No loss, if any, has been recorded in the financial statements with respect to this matter.

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

                                           Number of Partners
            Title of Class                  at March 1, 2002
            ------------------------------------------------
            Limited Partner                        1,577
            General Partner                            1

Through December 31, 2001, $17,707,518 has been paid in distributions to partners during the life of the Partnership. Distributions to partners on a per unit basis were $11.93 in 2001, $32.14 in 2000, and $27.00 during the three prior years.

ITEM 6. SELECTED FINANCIAL DATA

                                                                  YEAR ENDED DECEMBER 31
-------------------------------------------------------------------------------------------------------------------------
                                             (Liquidation Basis)                     (Historical Cost Basis)
                                        ----------------------------      -----------------------------------------------
                                           2001              2000             1999              1998             1997
-------------------------------------------------------------------------------------------------------------------------
  Total Revenue                                n/a               n/a      $  1,607,766      $  2,802,667     $  3,045,703
  Net Income (Loss)                            n/a               n/a           542,733         1,664,367       (1,897,893)
  Total Assets                             693,649         5,418,769        11,828,955        12,647,703       18,799,155
  Line of Credit                               -0-               -0-         2,556,214            15,433        5,354,801
  Bank term loan                               -0-               -0-               -0-               -0-          583,233
  Provision for Possible Losses          1,239,000           125,000           184,730           199,060        3,628,090
  Distributions to Partners              1,049,864         2,850,000         2,409,159         2,422,973        2,430,890
  Net Income (Loss) per Unit                   n/a               n/a              6.08             18.54           (21.11)
  Distributions per Unit                     11.93             32.14             27.00             27.00            27.00
  Change in net assets, excluding
    distributions and withdrawals       (3,325,478)         (170,052)       (1,464,813)*             n/a              n/a

* Upon adoption of liquidation basis of accounting

The selected financial data above was derived from the liquidation basis financial statements of the Partnership as of and for the years ending December 31, 2001 and 2000, and the historical cost basis financial statements prior to December 31, 1999. As of December 31, 1999, the Partnership adopted the liquidation basis of accounting. Under liquidation basis accounting, assets are presented at estimated net realizable value and liabilities are presented at estimated settlement amounts. The change to liquidation basis accounting may materially affect the comparability of the selected financial data. The above selected financial data should be read in connection with the financial statements and related notes appearing elsewhere in this report.

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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $100,246 in income from direct financing leases, notes receivable, interest, and other income for the year ended December 31, 2001. This represents an annualized return on average net assets, excluding the decrease in the estimate of the liquidation value of net assets discussed below, of approximately 3.8%.

Management decreased its estimate of the liquidation value of net assets 2001 by $3,425,724. This decrease is primarily due to the write-off of securities the Partnership held in Actel Integrated Communications Inc. ("Actel") and loans to Murdock Communications Corporation ("Murdock"), the impairment of equipment held for sale, and increasing the allowance for possible loan and lease losses. On April 11, 2001, Actel filed for Chapter 11 bankruptcy (subsequently changed to a Chapter 7 filing). The Partnership had a loss of $947,658 to write-off the carrying value of its 421,181 shares of Actel preferred stock. The Partnership also wrote off $910,000 representing its remaining carrying value of notes receivable of Murdock. Murdock's primary asset was the preferred stock of Actel. Another lessee of the Partnership, LIDS Corporation, filed for Chapter 11 bankruptcy during the first quarter, resulting in an increase to the allowance for possible loan and lease losses of $200,000. The Partnership also increased the allowance for possible loan and lease losses during the third and fourth quarters by an approximate total of $125,000 due to the chapter 11 bankruptcy filing of Alpha Tel-Com, a lessee of the Partnership.

The Partnership also decreased its estimate of the liquidation value of net assets as a result of losses incurred on equipment previously held for sale. In November 2000, the Partnership exercised its right to manage the assets leased to Alpha Telecommunications, Inc. ("ATI") due to nonpayment of receivables. The Partnership incurred an impairment loss of $351,041 in 2000 to record the equipment at $1,702,644 at December 31, 2000, the estimated net realizable value of the equipment at that time. During 2001, the Partnership incurred additional losses on this equipment totalling $1,286,184 as a result of a substantial loss in the number of operable payphones and also due to the general decline in payphone equipment, as described in item 1. Many payphone site owners signed contracts with other payphone operators as a result of ATI's bankruptcy filing. The Partnership sold the remaining equipment in the fourth quarter for a note receivable of $176,000.

The Partnership has accrued the estimated expenses of liquidation, which is $175,000 at December 31, 2001. The General Partner reviews this estimate and will adjust quarterly, as needed. The Partnership will continue to make distributions to the partners as leases, notes receivable, and equipment are collected or sold and other assets are sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements. Through December 31, 2001, there have been distributions totalling $17,707,518. As of December 31, 2001 the Partnership had $46,197 of cash on hand.

As of December 31, 2001, three customers were over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those customer contracts. The Partnership's net investment in these contracts totalled $380,153 at December 31, 2001. One lessee, Alpha Tel-Com, filed for chapter 11, as stated above, and resulted in the Partnership increasing the allowance for possible loan and lease losses by approximately $125,000. Management believes its reserve is adequate related to these customers. Management will continue to monitor the past due contracts and take the necessary steps to protect the Partnership's investment.

The General Partner is engaged directly for its own account in the business of acquiring and leasing equipment. The General Partner serves as the general partner of Telecommunications Income Fund IX, L.P. ("TIF IX") and Telecommunications Income Fund XI, L.P. ("TIF XI"), publicly owned limited partnerships that are engaged in the equipment leasing business. TIF IX is currently in its liquidation phase and must be dissolved by December 31, 2005. Also, an affiliate of the General Partner is the general partner of a privately offered active limited partnership. As of December 31, 2001, the net proceeds of the private program, TIF IX, and TIF XI have been invested in specific equipment. The activities of the General Partner, in regards to its other leasing activities, has had no impact on the Partnership to date in management's opinion.

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

The Partnership's equipment leases and notes were financed to yield rates of return between 15% and 20%, with terms varying from 36 months to 60 months. Rates charged on a particular lease or note depend on the size of the transaction and the customer's financial strength.

Inflation affects the cost of equipment purchased and the residual values realized when leases terminate and equipment is sold.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership is required to establish working capital reserves of no less than 1% of the total capital raised to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. At December 31, 2001, that working capital reserve, as defined, would be $226,025. Actual cash on hand at December 31, 2001 was $46,197. However, upon entering the liquidation phase, the General Partner has prioritized the liquidation of assets and distributing remaining proceeds to the partners. Management believes that the cash on hand at December 31, 2001 is sufficient to satisfy current operating expenses and costs of the Partnership.

The Partnership will continue to liquidate its assets in an orderly manner to achieve the highest price possible for the partners and make distributions as cash becomes available through sales of assets or collections of lease and notes receivable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EQUITY PRICE SENSITIVITY

The table below provides information about the Partnership's marketable and not readily marketable equity securities that are sensitive to changes in prices at December 31, 2001.

                                       Carrying Amount     Fair Value
                                       ---------------     ----------
      Common Stock-Murdock                 $11,281          $11,281
                                           -------          -------
      Total Marketable                     $11,281          $11,281
                                           =======          =======

                                       Carrying Amount     Fair Value
                                       ---------------     ----------
      Common Stock-Murdock                 $27,305          $27,305
                                           -------          -------
      Total Not Readily Marketable         $27,305          $27,305
                                           =======          =======

The Partnership's primary market risk exposure with respect to equity securities is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the portfolio is derived from the underlying ability of the companies invested in to satisfy debt obligations and their ability to maintain or improve common equity values. The Partnership holds 165,900 shares of Murdock as marketable and 426,600 shares as not readily marketable, due to restrictions imposed by rule 144 of the Securities and Exchange Commission. Murdock is a shell company with no operations whose stock price can be volatile. At December 31, 2001, the total amount at risk was $38,586.

INTEREST RATE SENSITIVITY

The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. The table presents the principal amounts and related weighted average interest rates by expected maturity dates as of December 31, 2001.

                                                 Assets
                                  -----------------------------------
          Expected                   Fixed Rate            Average
       Maturity Date              Notes Receivable      Interest Rate
       -------------              ----------------      -------------
           2002                     $    186,008            8.35%
                                    ------------
           Total                    $    186,008
                                    ============

           Fair Value               $    186,008
                                    ============

The Partnership manages interest rate risk, its primary market risk exposure with respect to notes receivable, by limiting the terms of notes receivable to no more than five years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and related information as of and for the years ended December 31, 2001, 2000, and 1999 are included in Item 8:

       Independent Auditors' Report

       Statements of Net Assets as of December 31, 2001 and 2000
          (Liquidation Basis)

       Statements of Changes in Net Assets (Liquidation Basis) for the Years Ended December 31, 2001 and 2000

       Statement of Operations and Comprehensive Income
          (Going Concern Basis) for the Year Ended December 31, 1999

       Statement of Changes in Partners' Equity (Going Concern Basis) for the Year Ended December 31, 1999

       Statements of Cash Flows for the Years Ended December 31,
          2001, 2000, and 1999

       Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Partners
Telecommunications Income Fund X, L.P.

We have audited the accompanying statements of net assets (liquidation basis) of Telecommunications Income Fund X, L.P. (the "Partnership") as of December 31, 2001 and 2000, and the related statements of changes in net assets (liquidation basis) for the years ended December 31, 2001 and 2000. In addition, we have audited the accompanying statement (going concern basis) of operations and comprehensive income and of changes in partners' equity of the Partnership for the year ended December 31, 1999. In addition, we have audited the accompanying statements of cash flows of the Partnership for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the financial statements, the Partnership agreement required that the orderly liquidation of the Partnership's net assets begin on December 31, 1999, and the Partnership commenced liquidation shortly thereafter. As a result, the Partnership has changed its basis of accounting from the going concern basis to the liquidation basis effective December 31, 1999.

In our opinion, such financial statements present fairly, in all material respects, the net assets of Telecommunications Income Fund X, L.P. at December 31, 2001 and 2000, the changes in its net assets for the years ended December 31, 2001 and 2000, the results of its operations for the year ended December 31, 1999, and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America on the basis described in Note 1.

As discussed in Note 1 to the financial statements, because of the inherent uncertainty of valuation when an entity is in liquidation, the amounts realizable from the disposition of the remaining assets may differ materially from the amounts shown in the accompanying financial statements.



/s/ DELOITTE & TOUCHE LLP

Cedar Rapids, Iowa
March 1, 2002

TELECOMMUNICATIONS INCOME FUND X, L.P.

STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)
AS OF DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

ASSETS                                                                2001           2000

  Cash and cash equivalents                                        $   46,197     $  350,601
  Marketable equity security (Note 2)                                  11,281         13,220
  Not readily marketable equity securities (Note 2)                    27,305        979,657
  Net investment in direct financing leases
    and notes receivable (Notes 3 and 4)                              492,538      2,281,897
  Equipment held for sale (Note 5)                                         --      1,702,644
  Other assets                                                        116,328         90,750
                                                                   ----------     ----------
           Total assets                                               693,649      5,418,769
                                                                   ----------     ----------

LIABILITIES

  Accounts payable and accrued expenses                                62,963        214,957
  Lease security deposits                                              21,982         28,532
  Reserve for estimated costs during the period of liquidation        175,000        350,000
                                                                   ----------     ----------
           Total liabilities                                          259,945        593,489
                                                                   ----------     ----------

CONTINGENCIES (Note 10)

NET ASSETS                                                         $  433,704     $4,825,280
                                                                   ==========     ==========


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND X, L.P.

STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)
YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NET ASSETS AS OF DECEMBER 31, 1999 (GOING CONCERN BASIS)             $ 9,346,046

  Adjustment to liquidation basis (Note 1)                            (1,464,813)
                                                                     -----------

NET ASSETS AS OF DECEMBER 31, 1999 (LIQUIDATION BASIS)                 7,881,233

  Income from direct financing leases                                    196,982

  Interest and other income                                              219,164

  Change in estimate of liquidation value of net assets (Note 1)        (586,198)

  Distributions to partners ($32.14 per unit) (Note 7)                (2,850,000)

  Withdrawals of limited partners                                        (35,901)
                                                                     -----------

NET ASSETS AS OF DECEMBER 31, 2000 (LIQUIDATION BASIS)                 4,825,280

  Income from direct financing leases                                     70,465

  Interest and other income                                               29,781

  Change in estimate of liquidation value of net assets (Note 1)      (3,425,724)

  Distributions to partners ($11.93 per unit) (Note 7)                (1,049,864)

  Withdrawals of limited partners                                        (16,234)
                                                                     -----------

NET ASSETS AS OF DECEMBER 31, 2001 (LIQUIDATION BASIS)               $   433,704
                                                                     ===========


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND X, L.P.

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(GOING CONCERN BASIS)
YEAR ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------

REVENUES:
  Income from direct financing leases                              $ 1,314,165
  Gain on lease terminations                                            16,824
  Interest and other income                                            276,777
                                                                   -----------
           Total revenues                                            1,607,766
                                                                   -----------

EXPENSES:
  Management and administrative fees (Note 8)                          301,147
  Other general and administrative expenses                            183,551
  Interest expense                                                     222,344
  Provision for possible loan and lease losses (Note 4)                184,730
  Impairment loss on available-for-sale security                       173,261
                                                                   -----------
           Total expenses                                            1,065,033
                                                                   -----------

NET INCOME                                                             542,733

OTHER COMPREHENSIVE LOSS -
  Unrealized loss on available for sale securities                    (356,459)
                                                                   -----------

COMPREHENSIVE INCOME                                               $   186,274
                                                                   ===========

NET INCOME ALLOCATED TO:
  General partner                                                  $       243
  Limited partners                                                     542,490
                                                                   -----------
                                                                   $   542,733
                                                                   ===========

NET INCOME PER PARTNERSHIP UNIT                                    $      6.08
                                                                   ===========

WEIGHTED AVERAGE PARTNERSHIP UNITS
  OUTSTANDING                                                           89,241
                                                                   ===========


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND X, L.P.

STATEMENT OF CHANGES IN PARTNERS' EQUITY (GOING CONCERN BASIS)
YEAR ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                                                   UNREALIZED
                                                                                                   GAIN (LOSS)
                                                       GENERAL           LIMITED PARTNERS         ON AVAILABLE-        TOTAL
                                                       PARTNER       ------------------------       FOR-SALE         PARTNERS'
                                                      (40 UNITS)      UNITS         AMOUNT         SECURITIES         EQUITY

BALANCE AT JANUARY 1, 1999                             $ 7,934         89,613     $11,139,249       $ 508,435       $11,655,618

  Net income                                               243             --         542,490              --           542,733

  Distributions to partners ($27.00 per unit)
    (Note 7)                                            (1,080)            --      (2,408,079)             --        (2,409,159)

  Withdrawal of limited partners                            --           (870)        (86,687)             --           (86,687)

  Change in unrealized loss on available-for-sale
    securities                                              --             --              --        (356,459)         (356,459)
                                                       -------         ------     -----------       ---------       -----------

BALANCE AT DECEMBER 31, 1999                           $ 7,097         88,743     $ 9,186,973       $ 151,976       $ 9,346,046
                                                       =======         ======     ===========       =========       ===========


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND X, L.P.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                          2001             2000             1999
OPERATING ACTIVITIES:
  Net income/change in net assets excluding distributions
    and withdrawals                                                   $(3,325,478)     $  (170,052)     $   542,733
  Adjustments to reconcile to net cash from operating activities:
    Liquidation basis adjustments                                       3,425,724          586,198             --
    Gain on lease terminations                                               --               --            (16,824)
    Amortization of intangibles                                              --               --              5,021
    Provision for possible loan and lease losses                             --            125,000          184,730
    Impairment loss on available-for-sale security                           --            486,041          173,261
    Changes in operating assets and liabilities:
      Other assets                                                        (25,578)          (2,538)         (47,097)
      Due to affiliates                                                      --           (317,474)         292,872
      Accounts payable and accrued expenses                              (151,994)        (549,853)          10,595
      Reserve for estimated costs during liquidation period              (208,991)        (200,000)            --
      Outstanding checks in excess of bank balance                           --            (37,127)        (399,072)
                                                                      -----------      -----------      -----------
           Net cash from operating activities                            (286,317)         (79,805)         746,219
                                                                      -----------      -----------      -----------

INVESTING ACTIVITIES:
  Acquisitions of, and purchases of equipment for,
    direct financing leases                                                  --               --         (3,204,657)
  Proceeds from sale of equipment                                         240,460             --               --
  Repayments of direct financing leases                                   505,702        1,547,093        2,685,933
  Proceeds from termination of direct financing leases                    300,811        4,755,524          679,172
  Repayments of notes receivable                                            7,588            5,363          508,096
  Issuance of notes receivable                                               --           (135,000)      (1,483,582)
  Net lease security deposits paid                                         (6,550)        (104,844)         (37,582)
                                                                      -----------      -----------      -----------
           Net cash from investing activities                           1,048,011        6,068,136         (852,620)
                                                                      -----------      -----------      -----------

FINANCING ACTIVITIES:
  Proceeds from line-of-credit borrowings                                    --            346,936        5,981,076
  Repayments of line-of-credit borrowings                                    --         (2,903,150)      (3,440,295)
  Distributions and withdrawals paid to partners                       (1,066,098)      (3,085,663)      (2,497,803)
                                                                      -----------      -----------      -----------
           Net cash from financing activities                          (1,066,098)      (5,641,877)          42,978
                                                                      -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (304,404)         346,454          (63,423)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            350,601            4,147           67,570
                                                                      -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $    46,197      $   350,601      $     4,147
                                                                      ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                       $      --        $    55,620      $   199,642
  Noncash investing and financing activities:
    Change in unrealized loss on available-for-sale securities               --               --           (356,459)
    Conversion of leases to notes receivable and not readily
      marketable equity security                                             --          2,437,062             --
    Repossession of leased equipment                                         --          1,702,644             --
    Conversion of equipment held for sale to notes receivable             176,000             --               --


See notes to financial statements.

TELECOMMUNICATIONS INCOME FUND X, L.P.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


1.    SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION AND NATURE OF OPERATIONS - Telecommunications Income Fund X, L.P. (the "Partnership") was formed on April 20, 1993 under the Iowa Limited Partnership Act. The general partner of the Partnership is Berthel Fisher & Company Leasing, Inc. (the "General Partner"), an Iowa corporation. During its offering period the Partnership sold 90,470 partnership interests at a price per unit of $250.

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

      Management anticipates extending the dissolution date of the Partnership beyond December 31, 2002 to allow for the orderly liquidation of the remaining assets. Any such extension is subject to the approval of the limited partners.

      BASIS OF PRESENTATION - The Partnership began the orderly liquidation of Partnership assets in January 2000 as discussed above. As a result, on December 31, 1999 the Partnership adopted the liquidation basis of accounting. The statements of net assets as of December 31, 2001 and 2000 and the statements of changes in net assets for the years ended December 31, 2001 and 2000 have been prepared on the liquidation basis. Accordingly, assets have been valued at estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation.

      The net adjustment as of December 31, 1999 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in carrying value of $1,464,813, which is included in the statement of changes in net assets as of December 31, 1999. Significant increases (decreases) in the carrying value of net assets are summarized as follows:


      Increase to reflect net realizable value of equity securities   $   162,328
      Decrease to reflect net realizable value of net investment
        in direct financing leases and notes receivable                (1,077,141)
      Record estimated liabilities associated with carrying
        out the liquidation                                              (550,000)
                                                                      -----------
      Net decrease in carrying value                                  $(1,464,813)
                                                                      ===========

      Changes in the estimated liquidation value of net assets during the years ended December 31, 2001 and 2000 are summarized as follows:

                                                             2001             2000
      Change in estimate of liquidation value of:
        Securities                                       $  (954,291)     $  (992,912)
        Direct financing leases and notes receivable      (1,151,249)         406,714
        Equipment held for sale                           (1,286,184)            --
        Reserve for estimated costs during period
          of liquidation                                     (34,000)            --
                                                         -----------      -----------
      Total                                              $(3,425,724)     $  (586,198)
                                                         ===========      ===========

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

      The statements (going concern basis) of operations and comprehensive income and changes in partners' equity for the year ended December 31, 1999 have been prepared using the historical cost (going concern) basis of accounting on which the Partnership had previously reported its financial condition and results of operations.

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

      The Partnership's equity security at December 31, 2001 consists of a common stock investment in one company. A prospective buyer may require a substantially lower price than currently estimated and the prospects of this company may deteriorate. These factors, among others, could have a material near-term impact on the net realizable value of its equity security.

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

      Realization of residual values on the Partnership's underlying leased equipment depends on many factors, several of which are not within the Partnership's control, including general market conditions at the time of the lease contract's expiration, whether there has been unusual wear and tear on, or use of, the equipment, the cost of comparable new equipment, the extent, if any, to which the equipment has become technologically or economically obsolete during the contract term and the effects of any additional or amended government regulations. Also, the market for pay telephone equipment is volatile. These factors, among others, could have a material near-term impact on the net realizable value of leases.

      CERTAIN RISK CONCENTRATIONS - The Partnership's portfolio of leases and notes receivable are concentrated in pay telephone/telecommunications industry representing approximately 95% and 82% at December 31, 2001 and 2000, respectively, of the Partnership's direct finance lease and notes receivable portfolio.

      Two customers account for approximately 85% of the Partnership's net investment in direct financing leases and notes receivable portfolio at December 31, 2001 (four customers represented 81% at December 31, 2000).

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

      The Partnership's preferred equity security was valued at its estimated net realizable value based on benchmark comparisons to similar public companies.

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

      NET REALIZABLE VALUE OF NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE - Management, in arriving at the net realizable value of the Partnership's net investment in direct financing leases and notes receivable, considered the contractual repayment schedule, the estimated duration of the liquidation period, the customer and industry concentration risks, and interest rate levels, among other factors, in arriving at a discount to apply to the portfolio to estimate its net realizable value.

      EQUIPMENT HELD FOR SALE - The net realizable value of equipment held for sale at December 31, 2000 was based on recent sales values for similar pay telephone equipment.

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

2.    EQUITY SECURITIES

      The Partnership's equity securities consist of the following at December 31, 2001 and 2000:

                                                                                   2001         2000
      Marketable equity security - 165,900 shares of common stock at December 31, 2001 and 2000 of Murdock Communications
        Corporation, a public shell company with no operations                   $ 11,281     $ 13,220
                                                                                 ========     ========


      Not readily marketable equity securities:
        Murdock Communications Corporation, 426,600 shares
          of common stock at December 31, 2001 and 2000                          $ 27,305     $ 31,999
        AcTel Integrated Communications, Inc., a competitive local exchange center which operated in the telecommunications industry,
          421,181 shares of Series A convertible preferred (convertible
          into 1,263,543 common shares) at December 31, 2000                         --        947,658
                                                                                 --------     --------
      Total                                                                      $ 27,305     $979,657
                                                                                 ========     ========

      During April 2001, AcTel Integrated Communications, Inc. ("AcTel") filed for Chapter 11 bankruptcy which was later converted to a Chapter 7 liquidation. AcTel preferred shares have been estimated to have no value as of December 31, 2001.

      The Partnership's gross changes in unrealized gain (loss) on available-for-sale equity securities for the year ended December 31, 1999 consists of the following:

                                                                          1999

      Unrealized holding losses during the year (including $48,602
        related to reclassifying shares to not readily marketable)     $(529,720)
      Reclassification adjustment for loss included in net income        173,261
                                                                       ---------
      Unrealized loss on available-for-sale securities, net            $(356,459)
                                                                       =========

3.    NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE

      The Partnership's net investment in direct financing leases and notes receivable consists of the following at December 31, 2001 and 2000:


                                                           2001             2000

      Minimum lease payments receivable                 $   579,335      $ 1,659,567
      Estimated unguaranteed residual values                 65,769          238,336
      Unamortized initial direct costs                        2,155            3,120
      Unearned income                                      (124,298)        (269,101)
      Notes receivable collateralized by payphones,
        8.35% average rate, maturing in 2002                186,008        1,553,424
      Adjustment to net realizable value                   (216,431)        (903,449)
                                                        -----------      -----------
      Net investment in direct financing leases and
        notes receivable                                $   492,538      $ 2,281,897
                                                        ===========      ===========

      At December 31, 2001, contractual maturities under notes receivable, future minimum payments to be received under the direct financing leases and the estimated unguaranteed residuals to be realized at the expiration of the direct financing leases are as follows:

                                       NOTES         MINIMUM        ESTIMATED
                                     RECEIVABLE       LEASE        UNGUARANTEED
                                    CONTRACTUAL      PAYMENTS        RESIDUAL
                                     MATURITIES     RECEIVABLE        VALUES
      Years ending December 31:
                2002                  $186,008       $346,061         $13,767
                2003                      --          154,104           2,002
                2004                      --           79,170          50,000
                                      --------       --------         -------
                Total                 $186,008       $579,335         $65,769
                                      ========       ========         =======

      The Partnership leases equipment and provides financing to certain companies for which the General Partner or its affiliates have an ownership interest in, provide financing to, or provide investment advisory services for such companies. The Partnership's net investment in direct financing leases and notes receivable with these companies was $0 and $1,535,828 at December 31, 2001 and 2000, respectively.

      Five customers accounted for 10% or more of the amount of income from direct financing leases during one or more of the years presented, as follows:

                                                  2001     2000     1999

      Customer A                                   --%       5%      20%
      Customer B                                   --        7       21
      Customer C                                   --       21       10
      Customer D                                   --       16        5
      Customer E                                   47       18        2

4.    ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

      The changes in the allowance for possible loan and lease losses for the years ended December 31, 2001, 2000, and 2000 are as follows:

                                              2001             2000           1999

      Balance at beginning of year         $   758,935      $ 582,507      $ 445,718
        Provision                            1,239,000        182,776        184,730
        Charge-offs, net of recoveries      (1,781,504)        (6,348)       (47,941)
                                           -----------      ---------      ---------
      Balance at end of year               $   216,431      $ 758,935      $ 582,507
                                           ===========      =========      =========

      The allowance for possible loan and lease losses consisted of specific allowances for leases and notes receivable of $185,000, $625,512 and $380,807 and a general unallocated allowance of $31,431, $133,423 and $201,700, respectively, at December 31, 2001, 2000 and 1999. The allowance at December 31, 2001 and 2000 is included in the net realizable value adjustment discussed in Note 3.

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

      In December 1998, the Partnership, Telecommunications Income Fund IX, the General Partner, NACG, and others filed a suit against Shelby County, Tennessee ("County"). The suit alleged, among other things, damages for wrongful termination of the pay phone contract between NACG and Shelby County and racial discrimination by the County against NACG. The County filed an answer and the initial discovery was completed. In 1999, management determined it was not economical to continue to spend Partnership funds in an effort to obtain additional information or to continue the lawsuit.

      In June 2000, the Partnership's two leases with Murdock Communications Corporation ("Murdock") were converted to notes and stock as part of a restructuring. At the time of the restructuring, the Partnership's net investment in the contracts after accruing for related property taxes, totaled $2,437,062. The Partnership received two notes and recorded these at their estimated net realizable value of $1,535,828 and 421,181 (adjusted for a stock split) shares of preferred stock in AcTel, a not readily marketable security. The estimated net realizable value of the AcTel preferred stock was $947,658 at December 31, 2000. The Partnership did not accrue interest on the notes receivable due to the uncertainty of Murdock's ability to pay. The Partnership established a specific allowance of $625,512 at December 31, 2000 for the notes receivable related to this uncertainty. The Partnership increased the allowance for loan and lease losses by $910,000 in 2001 and wrote-off the carrying value of the notes receivable as Murdock's primary asset was AcTel preferred stock (see Note
      2).

      Another lessee of the Partnership, LIDS Corporation, filed for Chapter 11 bankruptcy during 2001, resulting in an increase to the allowance for possible loan and lease losses and a loan write-off of $200,000.

      At December 31, 2001, the Partnership had three customers with payments over 90 days past due. The Partnership's net investment in lease contracts with these customers totaled $380,153. Management has provided a specific allowance of $185,000 at December 31, 2001 related to two of these customers. Management believes that the underlying collateral is adequate to recover the Partnership's net investment for the remaining past due customer. If a lease or note receivable is past due more than 90 days, the Partnership discontinues recognizing income on the contract.

5.    EQUIPMENT HELD FOR SALE

      In November 2000, the Partnership exercised its right to manage the assets, primarily pay phones, leased to Alpha Telecommunications, Inc. due to nonpayment of lease receivables. Such equipment had been adjusted for an impairment loss of $351,041 to reflect management's estimated net realizable value of the equipment at December 31, 2000. The equipment was sold during 2001 to two parties for a note receivable of $176,000 and cash of $240,460 resulting in a loss of $1,286,184.

      The significant loss on equipment in 2001 occurred because payphone site lease contracts were not accepted by the trustee during bankruptcy of Alpha Telecommunications, Inc. Without the contracts in place, the value of the payphones decreased significantly. Additionally, the market value of payphones decreased due to the general decline experienced in the industry during 2001.

6.    BORROWING AGREEMENT

      The Partnership had a line-of-credit agreement with a bank, which bore interest at a variable rate of 9.5% at December 31, 1999. The line-of-credit was paid in full and discontinued during 2000.

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

8.    MANAGEMENT AND SERVICE AGREEMENTS

      The Partnership paid an equipment management fee, equal to 5% of the amount of gross rental payments received, to the General Partner. The Partnership entered its liquidation phase in January 2000 and at that time discontinued the fee. During the year ended December 31, 1999, such management fees aggregated $217,147.

      In addition, the General Partner is reimbursed for certain other costs under an administrative services agreement. Amounts incurred by the Partnership pursuant to this agreement amounted to $90,000, $84,000, and $84,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

9.    RECONCILIATION OF FINANCIAL AND INCOME TAX REPORTING BASIS

      A reconciliation of net income/change in net assets excluding distributions and withdrawals for financial reporting purposes with the related amount reported for income tax purposes for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                   2001                        2000                       1999
                         ------------------------    ------------------------   ------------------------
                                           PER                         PER                        PER
                            AMOUNT         UNIT         AMOUNT         UNIT        AMOUNT         UNIT
                         ------------    --------    ------------    --------   ------------    --------
Net income/change in
  net assets excluding
  distributions and
  withdrawals for
  financial reporting
  purposes               $ (3,325,478)   $ (37.80)   $   (170,052)   $   1.92   $    542,733    $   6.08
Adjustment to
  convert direct
  financing leases to
  operating leases
  for income tax
  purposes                 (1,525,188)     (17.33)        526,134        2.10        198,174        2.22
Net change in
  allowance for
  possible loan and
  lease losses             (1,781,504)     (20.24)        176,428        1.99        194,565        2.18
Gain (loss) on lease
  terminations               (389,742)      (4.43)      4,293,108       48.41        (74,076)       (.83)
Impairment of
  investment               (1,236,869)     (14.06)           --          --          173,261        1.94
Net realizable value
  adjustment                3,425,724       38.93         586,198        6.61           --          --
                         ------------    --------    ------------    --------   ------------    --------
Net income (loss) for
  income tax reporting
  purposes               $ (4,833,057)   $ (54.93)   $  5,411,816    $  61.03   $  1,034,657    $  11.59
                         ============    ========    ============    ========   ============    ========

10.   CONTINGENCIES

      On January 10, 2001, SA Communications filed a suit against the Partnership, the General Partner, and others alleging the Partnership received a preference of approximately $45,000 prior to the filing of its petition in bankruptcy. The Partnership maintains that it was receiving regular monthly payments and there was no preference. SA Communications has been converted from Chapter 11 to Chapter 7 and the plaintiff has taken no action beyond the discovery phase. No loss, if any, has been recorded in the financial statements with respect to this matter.

      The General Partner's parent has approximately $2.2 million of unsecured subordinated debt due on December 31, 2002 and may not have sufficient liquid assets to repay such amounts. The General Partner's parent is pursuing additional financing, refinancing, and asset sales to meet its obligations. No assurance can be provided that the General Partner's parent will be successful in its efforts. The inability of the General partner to continue as a going concern as a result of the parent's inability to restructure its debts would require the Partnership to elect a successor general partner.

11.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                        2001 QUARTERS
                            -----------------------------------------------------------------------
                               FIRST          SECOND         THIRD          FOURTH         2001

Income from direct
  financing leases,
  interest and other
  income                    $    62,014    $    28,137    $     3,317    $     6,778    $   100,246
Distributions to partners      (599,864)      (300,000)          --         (150,000)    (1,049,864)
Withdrawals of limited
  partners                       (2,640)        (7,983)        (2,747)        (2,864)       (16,234)
Change in estimate of
  liquidation value of
  net assets                 (2,271,630)      (695,086)      (277,011)      (181,997)    (3,425,724)
                            -----------    -----------    -----------    -----------    -----------
Change in net assets        $(2,812,120)   $  (974,932)   $  (276,441)   $  (328,083)   $(4,391,576)
                            ===========    ===========    ===========    ===========    ===========


      The change in estimate of liquidation value of net assets by quarter is as follows:

                                     FIRST        SECOND          THIRD         FOURTH

Bankruptcy of AcTel and its
  related impact on Murdock       $ 1,857,658
LIDS Corporation bankruptcy           200,000
Loss on partial sale of the
  equipment discussed in Note 5        88,398
Management's reduced estimate
  of the value of the remaining
  equipment discussed in Note 5       118,439   $   736,447    $   338,000    $     4,900
Other                                   7,135       (41,361)       (60,989)       177,097
                                  -----------   -----------    -----------    -----------
Total                             $ 2,271,630   $   695,086    $   277,011    $   181,997
                                  ===========   ===========    ===========    ===========

                                                          2000 QUARTERS
                            -----------------------------------------------------------------------
                               FIRST          SECOND         THIRD          FOURTH         2001


Income from direct
  financing leases,
  interest and other
  income                    $    91,761    $   194,037    $   172,042    $   (41,694)   $   416,146
Distributions to partners    (1,500,000)      (900,000)          --         (450,000)    (2,850,000)
Withdrawals of limited
  partners                       (4,109)          --           (7,720)       (24,072)       (35,901)
Change in estimate of
  liquidation value of
  net assets                    126,917        574,667         41,038     (1,328,820)      (586,198)
                            -----------    -----------    -----------    -----------    -----------
Change in net assets        $(1,285,431)   $  (131,296)   $   205,360    $(1,844,586)   $(3,055,953)
                            ===========    ===========    ===========    ===========    ===========

      Interest and other income for the fourth quarter of 2000 includes the reversal of $185,537 of income recognized for the Murdock Communications Corporation note receivable, which note was considered to be only partially collectible in the fourth quarter.

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

ITEM 10. DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT

A: The General Partner of the registrant:

      Berthel Fisher & Company Leasing, Inc., an Iowa corporation.

B: Executive officers of the General Partner of the Registrant:

Thomas J. Berthel (age 50) - Mr. Berthel is the Chief Executive Officer, President, and Director of the General Partner, a position he has held since the General Partner's inception in 1988. Mr. Berthel is also President and a Director of the General Partner's parent, Berthel Fisher & Company, Inc. ("Berthel Fisher"), which he founded in 1985, and Berthel Fisher's other subsidiaries, Berthel Fisher & Company Financial Services, Inc.; Berthel Fisher & Company Management Corp.; Berthel Fisher & Company Planning, Inc.; and one other corporation which acts as general partner of a separate private program. He also serves as the Chairman of the Board and Director of Amana Colonies Golf Course, Inc. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). From 1974 to 1982, Mr. Berthel was President and majority shareholder of Insurance Planning Services Corporation in Maquoketa, Iowa, which was engaged in the operation of a securities and insurance business. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. Mr. Berthel is also a Certified Life Underwriter. Mr. Berthel also serves as an individual general partner of the limited partnership referred to above. Mr. Berthel received a MBA degree from the University of Iowa in 1993.

Ronald O. Brendengen (age 47) - Mr. Brendengen is the Treasurer, Chief Operating Officer, Chief Financial Officer, and a Director (1988 to present) of the General Partner. He was elected to his current offices in October 1996. He served as Treasurer and Chief Financial Officer since October 1996. He has also served as Secretary (1994 - March, 1995), Treasurer (1988 - August 1995) and Chief Financial Officer (1994 - August 1995) of the General Partner. He served as Controller (1985-1993), Treasurer (1987-present), Chief Financial Officer, Secretary and a Director (1987-present), and was also elected Chief Operating Officer in January 1998, of Berthel Fisher & Company, the parent company of the General Partner. Mr. Brendengen serves as the Treasurer, Chief Financial Officer and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. He also serves in various offices and as a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.

Timothy J. White (age 48) - Mr. White was elected President of the General Partner on January 26, 2001. From 1999 to 2000, Mr. White was Vice President of New Markets for Great America Leasing in Cedar Rapids, Iowa. From 1996 to 1999, Mr. White was Vice President of Business Development for GE Capital in Cedar Rapids, Iowa. From 1993 to 1996, Mr. White was President of Aloha Capital Corporation in Syracuse, New York. From 1989 to 1993, Mr. White was Vice President of Sales for Dana Commercial Credit in Troy, Michigan. During his career, Mr. White has been responsible for the management of a leasing business in excess of $200 million and sales budgets in excess of $400 million. Mr. White holds a Bachelor's degree in Business Management from Walsh College in Troy, Michigan. Mr. White resigned effective July 13, 2001.

ITEM 11. EXECUTIVE COMPENSATION

Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last three years to the General Partner:


(A)                                    (B)       (C)                  (C1)         (C2)              (D)
                                                                                   Securities of
                                                                                   property
                                                                                   insurance         Aggregate
                                                                                   benefits or       of
                                                 Cash and Cash                     reimbursement     contingent
Name of individual                     Year      equivalent forms                  personal          or forms of
and capacities served                  Ended     of remuneration      Fees         benefits          remuneration
-----------------------------------------------------------------------------------------------------------------
Berthel Fisher & Co. Leasing, Inc.     2001      $0                   $ 90,000     $0                $0
(General Partner)                      2000      $0                   $ 84,000     $0                $0
                                       1999      $0                   $301,147     $0                $0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the Partnership Units.

    (b) The General Partner of the Registrant owns Units of the Registrant set forth in the following table.


    (1)                   (2)                        (3)                  (4)

                    Name and Address of       Amount and Nature of      Percent
Title of Class      Beneficial Ownership      Beneficial Ownership      of Class
--------------      --------------------      --------------------      --------
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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1. Financial Statements.

                                                                        Page No.
      Statements of Net Assets as of December 31, 2001 and 2000
      (Liquidation Basis)                                                  10

      Statements of Changes in Net Assets (Liquidation Basis)
      for the Years Ended December 31, 2001 and 2000                       11

      Statement of Operations and Comprehensive Income
      (Going Concern Basis) for the Year Ended December 31, 1999           12

      Statement of Changes in Partners' Equity (Going Concern Basis)
      for the Year Ended December 31, 1999                                 13

      Statements of Cash Flows
      for the Years Ended December 31, 2001, 2000, and 1999                14

      Notes to Financial Statements                                        15


      2. Financial Statements Schedules
      Information pursuant to Rule 12-09 (Schedule II) is included in the financial statements and notes thereto.

      3. Exhibits
      3,4 Amended and Restated Agreement of Telecommunications
      Income Fund X, L.P. currently in effect dated as of August 19, 1993(1)

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed in the fourth quarter of 2001.



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

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------
                                  (REGISTRANT)

By Berthel Fisher & Company Leasing, Inc.

By: Thomas J. Berthel/s/                                    Date: March 25, 2002
    --------------------------------------
Thomas J. Berthel
President

By Berthel Fisher & Company Leasing, Inc.

By: Ronald O. Brendengen/s/                                 Date: March 25, 2002
    --------------------------------------
Ronald O. Brendengen
Chief Financial Officer, Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Thomas J. Berthel/s/                                        Date: March 25, 2002
------------------------------------------
Thomas J. Berthel
Chief Executive Officer
President, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

Ronald O. Brendengen/s/                                     Date: March 25, 2002
------------------------------------------
Ronald O. Brendengen
Treasurer, Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

Daniel P. Wegmann/s/                                        Date: March 25, 2002
------------------------------------------
Daniel P. Wegmann
Controller
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

Leslie D. Smith/s/                                          Date: March 25, 2002
------------------------------------------
Leslie D. Smith
Director
Berthel Fisher & Company Leasing, Inc.
Corporate General Partner

                                  EXHIBIT INDEX




      3,4   Amended and Restated Agreement of Telecommunications Income Fund IX,
            L.P. currently in effect dated as of August 12, 1991(1)


--------------------------------------

      (1) Incorporated herein by reference to Partnership Exhibit A to the prospectus included in the Partnership's post effective amendment No. 4 to Form S-1 registration statement filed on December 22, 1992.