Form 10-Q
period 2002-03-31
TELECOMMUNICATIONS INCOME FUND X LP
filed 2002-05-06
CIK 904005

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2002

                         Commission File Number: 0-25574

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Iowa                                              42-1401715
          -----------                                          ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                    701 Tama Street, Marion, Iowa         52302
                    -------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

As of April 11, 2002, 87,372 units were issued and outstanding. Based on the book value at March 31, 2002 of $4.89 per unit, the aggregate market value at April 11, 2002 was $427,249.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                      INDEX


                                                                                      Page
                                                                                      ----
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Statements of Net Assets (Liquidation Basis)-
        March 31, 2002 and December 31, 2001                                            3

        Statement of Changes in Net Assets (Liquidation Basis)-
        three months ended March 31, 2002 and 2001                                      4

        Statements of Cash Flows-three months ended March 31, 2002 and 2001             5

        Notes to Financial Statements                                                   6


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                       7


Item 3. Quantitative and Qualitative Disclosures About Market Risk                      8


Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                               8

Signatures                                                                              9

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
            STATEMENTS OF NET ASSETS (LIQUIDATION BASIS) (UNAUDITED)


                                              March 31, 2002   December 31, 2001
                                              --------------   -----------------
ASSETS
Cash and cash equivalents                         $ 85,228        $ 46,197
Marketable equity security                          25,383          11,281
Not readily marketable equity security              61,435          27,305
Net investment in direct financing leases
     and notes receivable (Note B)                 351,849         492,538
Other assets                                        97,048         116,328
                                                  --------        --------

TOTAL ASSETS                                       620,943         693,649
                                                  --------        --------


LIABILITIES
Accounts payable and accrued expenses               63,035          62,963
Lease security deposits                             18,479          21,982
Reserve for estimated costs during the
   period of liquidation                           112,514         175,000
                                                  --------        --------

TOTAL LIABILITIES                                  194,028         259,945
                                                  --------        --------

CONTINGENCY (Note C)

NET ASSETS                                        $426,915        $433,704
                                                  ========        ========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                       STATEMENT OF CHANGES IN NET ASSETS
                         (LIQUIDATION BASIS) (UNAUDITED)


                                                             Three Months       Three Months
                                                                Ended              Ended
                                                            March 31, 2002     March 31, 2001
                                                            --------------     --------------
Net assets at beginning of period                            $     433,704      $   4,825,280

Income from direct financing leases,
   interest, and other income                                        6,519             62,014

Distributions to partners                                               -0-          (599,864)

Withdrawals of limited partners                                       (507)            (2,640)

Change in estimate of liquidation value of net assets              (12,801)        (2,271,630)
                                                             -------------      -------------

Net assets at end of period                                  $     426,915      $   2,013,160
                                                             =============      =============


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                              March 31, 2002        March 31, 2001
                                                                             ----------------      ----------------
OPERATING ACTIVITIES
Changes in net assets excluding withdrawals and distributions                $         (6,282)      $    (2,209,616)
Adjustments to reconcile to net cash from operating activities:
     Liquidation basis adjustments                                                     12,801             2,271,630
Changes in operating assets and liabilities:
     Other assets                                                                      19,280               (32,420)
     Accounts payable and accrued expenses                                                 72               (43,809)
     Reserve for estimated costs during the period of liquidation                     (62,486)              (33,658)
                                                                             ----------------      ----------------
Net cash from operating activities                                                    (36,615)              (47,873)
                                                                             ----------------      ----------------

INVESTING ACTIVITIES
Repayments of direct financing leases                                                  68,412               262,365
Proceeds from termination of direct financing leases                                   13,931               126,815
Net lease security deposits repaid                                                     (3,503)               (5,301)
Issuance on notes receivable                                                          (15,400)                   -0-
Repayments of notes receivable                                                         12,713                 1,798
                                                                             ----------------      ----------------
Net cash from investing activities                                                     76,153               385,677
                                                                             ----------------      ----------------

FINANCING ACTIVITIES
Distributions and withdrawals paid to partners                                           (507)             (602,504)
                                                                             ----------------      ----------------
Net cash from financing activities                                                       (507)             (602,504)
                                                                             ----------------      ----------------

Net increase (decrease) in cash and cash equivalents                                   39,031              (264,700)
Cash and cash equivalents at beginning of period                                       46,197               350,601
                                                                             ----------------      ----------------
Cash and cash equivalents at end of period                                   $         85,228      $         85,901
                                                                             ================      ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing and financing activities:
     Sale of equipment under operating lease                                 $             -0-      $       224,805

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2001.

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

NOTE B - NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                                                       (Liquidation Basis)   (Liquidation Basis)
                                                                          March 31, 2002      December 31, 2001
                                                                         ---------------      -----------------
     Minimum lease payments receivable                                   $       475,645       $       579,335
     Estimated unguaranteed residual values                                       58,075                65,769
     Unamortized initial direct costs                                              2,149                 2,155
     Unearned income                                                             (99,977)             (124,298)
     Notes receivable                                                            188,696               186,008
     Adjustment to net realizable value                                         (272,739)             (216,431)
                                                                         ---------------       ---------------
     Net investment in direct financing leases and notes receivable      $       351,849       $       492,538
                                                                         ===============       ===============


Note C - CONTINGENCY
The General Partner's parent has approximately $2.2 million of unsecured subordinated debt due on December 31, 2002 and may not have sufficient liquid assets to repay such amounts. The General Partner's parent is pursuing additional financing, refinancing, and asset sales to meet its obligations. No assurance can be provided that the General Partner's parent will be successful in its efforts. The inability of the General Partner to continue as a going concern as a result of the parent's inability to restructure its debts would require the Partnership to elect a successor general partner.

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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $6,519 in income from direct financing leases, notes receivable, and other income during the first quarter of 2002. This represents an annualized return on average net assets of approximately 5.6%. Management decreased its estimate of the liquidation value of net assets during the first three months of 2002 by $12,801, resulting primarily from an increase in the allowance for possible loan and lease losses of $65,000 and an increase in the estimated net realizable value of an equity security held by the Partnership of $48,232. The Partnership has accrued the estimated expenses of liquidation, which is $112,514 at March 31, 2002. The General Partner reviews this estimate and will adjust quarterly, as needed.

The Partnership will continue to make distributions to the partners as leases, notes receivable, and other assets are collected or sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements.

As of March 31, 2002, there were two customers with payments over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those contracts. The Partnership's net investment in these contracts at March 31, 2002 was $397,437. One lessee, Alpha Tel-Com, filed for bankruptcy during 2001, and has a net investment of $371,840 at March 31, 2002, representing approximately 61% of the Partnership's portfolio of direct financing leases and notes receivable. The value of the phones under the Alpha Tel-Com have deteriorated significantly, resulting in the Partnership increasing the allowance for possible loan and lease losses by $65,000 during the first quarter. The Partnership anticipates total proceeds from the sale of the Alpha Tel-Com phones to approximate $130,000, of which approximately $113,000 was sold in April, 2002. The remainder is expected to be sold in the second quarter of 2002. Management believes its reserves are adequate related to these past due customers. Management will continue to monitor the past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, representing approximately 97% of the portfolio at March 31, 2002. Two customers account for approximately 89% of the Partnership's portfolio of leases and notes receivable at March 31, 2002. One of these customers, Alpha Tel-Com, filed for bankruptcy during 2001, and accounted for approximately 61% of the Partnership's portfolio of leases and notes receivable at March 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK EQUITY PRICE SENSITIVITY

The tables below provide information about the Partnership's marketable and not readily marketable equity securities that are sensitive to changes in prices as of March 31, 2002.

                                            Carrying Amount        Fair Value
         Common Stock-Murdock                $      25,383        $      25,383
                                             -------------        -------------
         Marketable equity security          $      25,383        $      25,383
                                             =============        =============

                                            Carrying Amount        Fair Value
         Common Stock-Murdock                $      61,435        $      61,435
                                             -------------        -------------
         Total Not Readily Marketable        $      61,435        $      61,435
                                             =============        =============

The Partnership's primary market risk exposure with respect to equity securities is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the portfolio is derived from the underlying ability of the companies invested in to satisfy debt obligations and their ability to maintain or improve common equity values. The Partnership holds 165,900 shares of Murdock as marketable and 426,600 shares as not readily marketable, due to restrictions imposed by Rule 144 of the Securities and Exchange Commission. Murdock is a shell company with no operations whose stock price can be volatile. At March 31, 2002, the total amount at risk was $86,818.

INTEREST RATE SENSITIVITY
The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. The table presents the principal amounts and related weighted average interest rates by expected maturity dates as of March 31, 2002.

                Expected                    Fixed Rate            Average
                Maturity Date            Notes Receivable      Interest Rate
                -------------            ----------------      -------------
                2002                       $     176,027            8.4%
                2003                               3,618            9.4%
                2004                               3,985            9.4%
                2005                               4,374            9.4%
                2006                                 692            9.4%
                                           -------------
                Total                      $     188,696
                                           =============
                Fair Value                 $     188,696
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


                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------
                                  (Registrant)


Date: May 3, 2002                /s/ Ronald O. Brendengen
      -----------                -----------------------------------------------
                                 Ronald O. Brendengen, Chief Financial Officer,
                                 Treasurer


Date: May 3, 2002                /s/ Daniel P. Wegmann
      -----------                -----------------------------------------------
                                 Daniel P. Wegmann, Controller