Form 10-Q
period 2002-06-30
TELECOMMUNICATIONS INCOME FUND X LP
filed 2002-08-13
CIK 904005

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2002

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

                       701 Tama Street, Marion, Iowa 52302
                       -----------------------------------
               (Address of principal executive offices) (Zip Code)

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
         Yes   X       No
             -----        -------

As of July 15, 2002, 86,930 units were issued and outstanding. Based on the book value at June 30, 2002 of $3.20 per unit, the aggregate market value at July 15, 2002 was $278,176.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                      INDEX



                                                                            Page
                                                                            ----
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

         Statements of Net Assets (Liquidation Basis)-
         June 30, 2002 and December 31, 2001                                   3

         Statement of Changes in Net Assets (Liquidation Basis)-
         three months ended and six months ended June 30, 2002 and 2001        4

         Statements of Cash Flows-six months ended June 30, 2002 and 2001      5

         Notes to Financial Statements                                         6


Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             7


Item 3. Quantitative and Qualitative Disclosures About Market Risk             8


Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                      8

Signatures                                                                     9

Certification of Chief Executive Officer                                      10

Certification of Chief Financial Officer                                      11

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
            STATEMENTS OF NET ASSETS (LIQUIDATION BASIS) (UNAUDITED)


                                              June 30, 2002    December 31, 2001
                                              -------------    -----------------
ASSETS
Cash and cash equivalents                          $ 65,105       $ 46,197
Marketable equity security                           16,922         11,281
Not readily marketable equity security               40,957         27,305
Net investment in direct financing leases
     and notes receivable (Note B)                  288,000        492,538
Other assets                                        105,579        116,328
                                                   --------       --------

TOTAL ASSETS                                        516,563        693,649
                                                   --------       --------


LIABILITIES
Accounts payable and accrued expenses                71,372         62,963
Lease security deposits                               6,982         21,982
Reserve for estimated costs during the
   period of liquidation                            160,000         175,000
                                                   --------       --------

TOTAL LIABILITIES                                   238,354        259,945
                                                   --------       --------

CONTINGENCY (Note C)

NET ASSETS                                         $278,209       $433,704
                                                   ========       ========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                       STATEMENT OF CHANGES IN NET ASSETS
                        (LIQUIDATION BASIS) (UNAUDITED)



                                               Three Months Ended                     Six Months Ended
                                         June 30, 2002     June 30, 2001     June 30, 2002     June 30, 2001
                                         -------------     -------------     -------------       -------------
Net assets at beginning of period         $   426,915       $ 2,013,160       $   433,704       $ 4,825,280

Income from direct financing leases,
   interest, and other income                   8,208            28,137            14,727            90,151

Distributions to partners                         -0-          (300,000)              -0-          (899,864)

Withdrawals of limited partners                  (776)           (7,983)           (1,283)          (10,623)

Change in estimate of liquidation
   value of net assets                       (156,138)         (695,086)         (168,939)       (2,966,716)
                                          -----------       -----------       -----------       -----------

Net assets at end of period               $   278,209       $ 1,038,228       $   278,209       $ 1,038,228
                                          ===========       ===========       ===========       ===========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Six Months Ended
                                                                      June 30, 2002     June 30, 2001
                                                                      -------------     -------------
OPERATING ACTIVITIES
Changes in net assets excluding withdrawals and distributions          $  (154,212)      $(2,876,565)
Adjustments to reconcile to net cash from operating activities:
     Liquidation basis adjustments                                         168,939         2,966,716
Changes in operating assets and liabilities:
     Other assets                                                           10,749            90,363
     Accounts payable and accrued expenses                                   8,409           (19,074)
     Reserve for estimated costs during the period of liquidation         (112,074)         (128,218)
                                                                       -----------       -----------
Net cash from operating activities                                         (78,189)           33,222
                                                                       -----------       -----------

INVESTING ACTIVITIES
Repayments of direct financing leases                                       77,913           472,156
Proceeds from termination of direct financing leases                        11,716           151,252
Net lease security deposits repaid                                         (15,000)           (5,301)
Repayments of notes receivable                                              23,751             3,629
                                                                       -----------       -----------
Net cash from investing activities                                          98,380           621,736
                                                                       -----------       -----------

FINANCING ACTIVITIES
Distributions and withdrawals paid to partners                              (1,283)         (910,487)
                                                                       -----------       -----------
Net cash from financing activities                                          (1,283)         (910,487)
                                                                       -----------       -----------

Net increase (decrease) in cash and cash equivalents                        18,908          (255,529)
Cash and cash equivalents at beginning of period                            46,197           350,601
                                                                       -----------       -----------
Cash and cash equivalents at end of period                             $    65,105       $    95,072
                                                                       ===========       ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing and financing activities:
     Reclassification of equipment from direct financing
        leases to notes receivable                                     $   129,387       $       -0-

See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2001.

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

NOTE B - NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                                   (Liquidation Basis)   (Liquidation Basis)
                                                      June 30, 2002       December 31, 2001
                                                      -------------       -----------------
    Minimum lease payments receivable                    $  35,760             $ 579,335
    Estimated unguaranteed residual values                   7,493                65,769
    Unamortized initial direct costs                             5                 2,155
    Unearned income                                           (596)             (124,298)
    Notes receivable                                       291,644               186,008
    Adjustment to net realizable value                     (46,306)             (216,431)
                                                         ---------             ---------
    Net investment in direct financing leases and
      notes receivable                                   $ 288,000             $ 492,538
                                                         =========             =========

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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $14,727 in income from direct financing leases, notes receivable, and other income during the first six months of 2002. This represents an annualized return on average net assets of approximately 8.3%. Management decreased its estimate of the liquidation value of net assets during the first six months of 2002 by $168,939, resulting primarily from an increase in the allowance for possible loan and lease losses of $95,000 and an increase in the reserve for estimated costs during the period of liquidation of $97,074. The Partnership has accrued the estimated expenses of liquidation, which is $160,000 at June 30, 2002. The General Partner reviews this estimate and will adjust quarterly, as needed.

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

As of June 30, 2002, one customer had payments over 90 days past due and the Partnership has discontinued recognizing income on this contract. The Partnership's net investment in this contract, which is with Bax Group, Inc., was $25,397 at June 30, 2002. The Bax Group has filed for bankruptcy and the Partnership estimates that proceeds will total approximately $8,000 on this contract. Another lessee, Alpha Tel-Com, filed for bankruptcy during 2001, had a net investment of $371,840 at March 31, 2002, representing approximately 61% of the Partnership's portfolio of direct financing leases and notes receivable at that time. The value of the phones under the Alpha Tel-Com deteriorated significantly, with the Partnership realizing approximately $125,000 from the sale of the equipment during the second quarter of 2002. Approximately $113,000 of these proceeds was financed to a new customer under a note agreement. The deterioration of equipment values for Bax Group and Alpha Tel-Com resulted in the Partnership increasing the allowance for possible loan and lease losses by $95,000 during the first six months of 2002. Management believes its reserves are adequate as of June 30, 2002. Management will continue to monitor any past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, representing approximately 97% of the portfolio at June 30, 2002. Two customers account for approximately 83% of the Partnership's portfolio of leases and notes receivable at June 30, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EQUITY PRICE SENSITIVITY
The tables below provide information about the Partnership's marketable and not readily marketable equity securities that are sensitive to changes in prices as of June 30, 2002.

                                                                      Carrying Amount         Fair Value
         Common Stock-Murdock Communications Corp.                     $      16,922         $      16,922
                                                                       -------------         -------------
         Marketable equity security                                    $      16,922         $      16,922
                                                                       =============         =============

                                                                      Carrying Amount         Fair Value
         Common Stock-Murdock Communications Corp.                     $      40,957         $      40,957
                                                                       -------------         -------------
         Total Not Readily Marketable                                  $      40,957         $      40,957
                                                                       =============         =============

The Partnership's primary market risk exposure with respect to equity securities is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the portfolio is derived from the underlying ability of the companies invested in to satisfy debt obligations and their ability to maintain or improve common equity values. The Partnership holds 165,900 shares of Murdock as marketable and 426,600 shares as not readily marketable, due to restrictions imposed by Rule 144 of the Securities and Exchange Commission. Murdock is a shell company with no operations whose stock price can be volatile. At June 30, 2002, the total amount at risk was $57,879.

INTEREST RATE SENSITIVITY
The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. The table presents the principal amounts and related weighted average interest rates by expected maturity dates as of June 30, 2002.

                           Expected                        Fixed Rate            Average
                           Maturity Date                Notes Receivable      Interest Rate
                           -------------                ----------------      -------------
                           2002                           $     171,544             9.1%
                           2003                                 110,484            10.4%
                           2004                                   3,923             9.5%
                           2005                                   4,309             9.5%
                           2006                                   1,384             9.5%
                                                          -------------
                           Total                          $     291,644
                                                          =============
                           Fair Value                     $     251,000
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


                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------
                                  (Registrant)


Date: August 9, 2002                        /s/ Ronald O. Brendengen
                                            ------------------------------------
                                                Ronald O. Brendengen,
                                                Chief Financial Officer,
                                                Treasurer


Date: August 9, 2002                        /s/ Daniel P. Wegmann
                                            ------------------------------------
                                                Daniel P. Wegmann, Controller

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Telecommunications Income Fund X (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas
J. Berthel, Chief Executive Officer of Berthel Fisher & Company Leasing, Inc., General Partner of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbaines-Oxley Act of 2002, that:

              (1) The Company's Report fully complies with the requirements of
              Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

              (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


August 9, 2002                        /s/ Thomas J. Berthel
                                      ------------------------------------
                                          Thomas J. Berthel
                                          President and Chief Executive Officer
                                          Berthel Fisher & Company Leasing, Inc.
                                          General Partner
                                          Telecommunications Income Fund X, L.P.

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Telecommunications Income Fund X (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald
O. Brendengen, Chief Financial Officer of Berthel Fisher & Company Leasing, Inc., General Partner of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbaines-Oxley Act of 2002, that:

              (1) The Company's Report fully complies with the requirements of
              Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

              (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


August 9, 2002                        /s/ Ronald O. Brendengen
                                          --------------------------------------
                                          Ronald O. Brendengen
                                          Chief Financial Officer
                                          Berthel Fisher & Company Leasing, Inc.
                                          General Partner
                                          Telecommunications Income Fund X, L.P.