Form 10-Q
period 2002-09-30
TELECOMMUNICATIONS INCOME FUND X LP
filed 2002-11-13
CIK 904005

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

As of October 11, 2002, 86,756 units were issued and outstanding. Based on the book value at September 30, 2002 of $3.70 per unit, the aggregate market value at October 11, 2002 was $320,997.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                     INDEX



                                                                      Page
                                                                      ----
Part I.  FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements (unaudited)

         Statements of Net Assets (Liquidation Basis)-
         September 30, 2002 and December 31, 2001                       3

         Statement of Changes in Net Assets (Liquidation Basis)-
         three months ended and nine months ended September 30, 2002
         and 2001                                                       4

         Statements of Cash Flows-nine months ended September 30,
         2002 and 2001                                                  5

         Notes to Financial Statements                                  6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      7


Item 3.  Quantitative and Qualitative Disclosures About Market Risk     8


Item 4.  Controls and Procedures                                        8


Part II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                              8

Item 6.  Exhibits                                                       8

Signatures                                                              9

Certification of Chief Executive Officer                               10

Certification of Chief Financial Officer                               11

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
            STATEMENTS OF NET ASSETS (LIQUIDATION BASIS) (UNAUDITED)

                                                  September 30, 2002        December 31, 2001
                                                  ------------------        -----------------
ASSETS
Cash and cash equivalents                           $      64,502             $      46,197
Marketable equity security                                 29,613                    11,281
Not readily marketable equity security                     71,675                    27,305
Net investment in direct financing leases
     and notes receivable (Note B)                        258,066                   492,538
Other assets                                              109,276                   116,328
                                                    -------------             -------------

TOTAL ASSETS                                              533,132                   693,649
                                                    -------------             -------------
LIABILITIES
Accounts payable and accrued expenses                      67,901                    62,963
Lease security deposits                                       592                    21,982
Reserve for estimated costs during the
   period of liquidation                                  143,372                   175,000
                                                    -------------             -------------

TOTAL LIABILITIES                                         211,865                   259,945
                                                    -------------             -------------
CONTINGENCY (Note C)

NET ASSETS                                          $     321,267             $     433,704
                                                    =============             =============



See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                       STATEMENT OF CHANGES IN NET ASSETS
                         (LIQUIDATION BASIS) (UNAUDITED)

                                               Three Months Ended September 30            Nine Months Ended September 30
                                                  2002                 2001                  2002                  2001
                                                  ----                 ----                  ----                  ----
Net assets at beginning of period             $   278,209           $ 1,038,228           $   433,704           $ 4,825,280

Income from direct financing leases,
   interest, and other income                       2,050                 3,317                16,777                93,468

Distributions to partners                              -0-                   -0-                   -0-             (899,864)

Withdrawals of limited partners                      (818)               (2,747)               (2,101)              (13,370)

Change in estimate of liquidation
   value of net assets                             41,826              (277,011)             (127,113)           (3,243,727)
                                              -----------           -----------           -----------           -----------

Net assets at end of period                   $   321,267           $   761,787           $   321,267           $   761,787
                                              ===========           ===========           ===========           ===========



See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Nine Months Ended
                                                                            September 30, 2002    September 30, 2001
                                                                            ------------------    ------------------
OPERATING ACTIVITIES
Changes in net assets excluding withdrawals and distributions                $       (110,336)     $     (3,150,259)
Adjustments to reconcile to net cash from operating activities:
     Liquidation basis adjustments                                                    127,113             3,288,727
Changes in operating assets and liabilities:
     Other assets                                                                       7,052               204,288
     Accounts payable and accrued expenses                                              4,938               (49,301)
     Reserve for estimated costs during the period of liquidation                    (128,702)             (220,281)
                                                                             ----------------      ----------------
Net cash from operating activities                                                    (99,935)               73,174
                                                                             ----------------      ----------------
INVESTING ACTIVITIES
Repayments of direct financing leases                                                  90,095               516,941
Proceeds from termination of direct financing leases                                   16,913               180,429
Net lease security deposits repaid                                                    (21,390)               (5,586)
Repayments of notes receivable                                                         34,723                 5,545
                                                                             ----------------      ----------------
Net cash from investing activities                                                    120,341               697,329
                                                                             ----------------      ----------------
FINANCING ACTIVITIES
Distributions and withdrawals paid to partners                                         (2,101)             (913,234)
                                                                             ----------------      ----------------
Net cash from financing activities                                                     (2,101)             (913,234)
                                                                             ----------------      ----------------

Net increase (decrease) in cash and cash equivalents                                   18,305              (142,731)
Cash and cash equivalents at beginning of period                                       46,197               350,601
                                                                             ----------------      ----------------
Cash and cash equivalents at end of period                                   $         64,502      $        207,870
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

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2001.

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

NOTE B - NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                                                       (Liquidation Basis)   (Liquidation Basis)
                                                                       September 30, 2002     December 31, 2001
                                                                       ------------------     -----------------
     Minimum lease payments receivable                                   $         4,122       $       579,335
     Estimated unguaranteed residual values                                        1,100                65,769
     Unamortized initial direct costs                                                  2                 2,155
     Unearned income                                                                (312)             (124,298)
     Notes receivable                                                            280,672               186,008
     Adjustment to net realizable value                                          (27,518)             (216,431)
                                                                         ---------------       ---------------
     Net investment in direct financing leases and notes receivable      $       258,066       $       492,538
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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $16,777 in income from direct financing leases, notes receivable, and other income during the first nine months of 2002. This represents an annualized return on average net assets of approximately 5.9%. Management decreased its estimate of the liquidation value of net assets during the first nine months of 2002 by $127,113, resulting primarily from an increase in the allowance for possible loan and lease losses of $95,000, an increase in the reserve for estimated costs during the period of liquidation of $97,074, and an increase in the estimated value of equity securities of $62,702. The Partnership has accrued the estimated expenses of liquidation, which is $143,372 at September 30, 2002. The General Partner reviews this estimate and will adjust quarterly, as needed.

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

As of September 30, 2002, one customer had payments over 90 days past due and the Partnership has discontinued recognizing income on this contract. Management anticipates modifying this agreement to extend the terms and lower the monthly payments to the customer. The Partnership had a contract with Bax Group, Inc. with a net investment of $25,397 at June 30, 2002. The Bax Group filed for bankruptcy and the Partnership realized proceeds of approximately $8,000 on this contract during the third quarter of 2002. Another lessee, Alpha Tel-Com, filed for bankruptcy during 2001, had a net investment of $371,840 at March 31, 2002, representing approximately 61% of the Partnership's portfolio of direct financing leases and notes receivable at that time. The value of the phones under the Alpha Tel-Com deteriorated significantly, with the Partnership realizing approximately $125,000 from the sale of the equipment during the second quarter of 2002. Approximately $113,000 of these proceeds was financed to a new customer under a note agreement. The deterioration of equipment values for Bax Group and Alpha Tel-Com resulted in the Partnership increasing the allowance for possible loan and lease losses by $95,000 during the first nine months of 2002. Management believes its reserves are adequate as of September 30, 2002. Management will continue to monitor any past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's portfolio of leases and notes receivable are concentrated in pay telephones, representing nearly 99% of the portfolio at September 30, 2002. Two customers account for approximately 93% of the Partnership's portfolio of leases and notes receivable at September 30, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EQUITY PRICE SENSITIVITY
The tables below provide information about the Partnership's marketable and not readily marketable equity security that is sensitive to changes in prices as of September 30, 2002.

                                                Carrying Amount    Fair Value
   Common Stock-Murdock Communications Corp.     $      29,613    $      29,613
                                                 -------------    -------------
   Marketable equity security                    $      29,613    $      29,613
                                                 =============    =============

                                                Carrying Amount    Fair Value
   Common Stock-Murdock Communications Corp.     $      71,675    $      71,675
                                                 -------------    -------------
   Total Not Readily Marketable                  $      71,675    $      71,675
                                                 =============    =============

The Partnership's primary market risk exposure with respect to equity securities is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the portfolio is derived from the underlying ability of the company invested in to satisfy debt obligations and their ability to maintain or improve common equity values. The Partnership holds 165,900 shares of Murdock as marketable and 426,600 shares as not readily marketable, due to restrictions imposed by Rule 144 of the Securities and Exchange Commission. Murdock is a shell company with no operations whose stock price can be volatile. At September 30, 2002, the total amount at risk was $101,288.

INTEREST RATE SENSITIVITY
The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. The table presents the principal amounts and related weighted average interest rates by expected maturity dates as of September 30, 2002.

        Expected                  Fixed Rate            Average
        Maturity Date          Notes Receivable      Interest Rate
        -------------          ----------------      -------------
        2002                    $     159,903             9.1%
        2003                          110,417            10.4%
        2004                            3,850             9.5%
        2005                            4,227             9.5%
        2006                            2,275             9.5%
                                -------------
        Total                   $     280,672
                                =============
        Fair Value              $     254,000
                                =============

The Partnership manages interest rate risk, its primary market risk exposure with respect to notes receivable, by limiting the terms of notes receivable to no more than five years.

ITEM 4.  CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Partnership's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Partnership's disclosure controls and procedures were effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS    None.

ITEM 6.  EXHIBITS
Exhibit 99.1    Section 906 Certification of Chief Executive Officer
Exhibit 99.2    Section 906 Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------
                                  (Registrant)


Date: November 11, 2002           /s/ Ronald O. Brendengen
      -----------------           ----------------------------------------------
                                  Ronald O. Brendengen, Chief Financial Officer,
                                  Treasurer


Date: November 11, 2002           /s/ Daniel P. Wegmann
      -----------------           ----------------------------------------------
                                  Daniel P. Wegmann, Controller

                        FORM OF SECTION 302 CERTIFICATION

I, Thomas J. Berthel, President and Chief Executive Officer of Berthel Fisher & Company Leasing, Inc., the General Partner of Telecommunications Income Fund X, L.P., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Telecommunications Income Fund X, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 11, 2002                        /s/ Thomas J. Berthel
                                         President and Chief Executive Officer
                                         Berthel Fisher & Company Leasing, Inc.
                                         General Partner
                                         Telecommunications Income Fund X, L.P.

                        FORM OF SECTION 302 CERTIFICATION

I, Ronald O. Brendengen, Chief Financial Officer of Berthel Fisher & Company Leasing, Inc., the General Partner of Telecommunications Income Fund X, L.P., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Telecommunications Income Fund X, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 11, 2002                       /s/ Ronald O. Brendengen
                                        Chief Financial Officer
                                        Berthel Fisher & Company Leasing, Inc.
                                        General Partner
                                        Telecommunications Income Fund X, L.P.