Form 10-K
period 2002-12-31
TELECOMMUNICATIONS INCOME FUND X LP
filed 2003-03-25
CIK 904005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from _____ to _____

                        Commission file number - 0-25574

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Iowa                                                  42-1401715
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                          701 Tama Street, Marion, Iowa             52302
                     --------------------------------------        --------
                    (Address of principal executive offices)      (Zip Code)

         Registrant's telephone number, including area code 319-447-5700
                                                            ------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

                Securities pursuant to section 12 (g) of the Act:

                   Limited Partnership Interests (the "Units")
                                 --------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      -----  -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

As of March 4, 2003, 86,652 units were issued and outstanding. Based on the book value at December 31, 2002 of $2.15 per unit, the aggregate market value at March 4, 2003 was $186,302.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of the Registration Statement on Form S-1, dated August 27, 1993 are incorporated by reference into Part IV.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                          2002 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1.   Business-------------------------------------------------------------3
Item 2.   Properties-----------------------------------------------------------4
Item 3.   Legal Proceedings----------------------------------------------------4
Item 4.   Submission of Matters to a Vote of Unit Holders----------------------4


                                     PART II

Item 5.   Market for the Registrant's Common Equity
              and Related Stockholders Matters---------------------------------4
Item 6.   Selected Financial Data----------------------------------------------5
Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations------------------------------5
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk-----------7
Item 8.   Financial Statements and Supplementary Data--------------------------7
Item 9.   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure--------------------------22


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant------------------22
Item 11.  Executive Compensation----------------------------------------------23
Item 12.  Security Ownership of Certain Beneficial Owners and Management------24
Item 13.  Certain Relationships and Related Transactions----------------------24
Item 14.  Controls and Procedures---------------------------------------------24


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.----25 Signatures----------------------------------------------------------26
          Certifications------------------------------------------------------27

                                     PART I

Item 1. Business
----------------
Telecommunications Income Fund X, L.P., an Iowa limited partnership (the "Partnership"), was organized on April 20, 1993. The general partner is Berthel Fisher & Company Leasing, Inc. (the "General Partner"), an Iowa corporation that has been in operation since 1988. The Partnership's business and the executive offices of the General Partner are located at 701 Tama Street, Marion, Iowa 52302. Substantially all of the voting stock of the General Partner is owned by Berthel Fisher & Company ("Berthel Fisher").

The Partnership began offering units to the public on August 27, 1993 and continued to offer units to the public through December 31, 1994. The Partnership was scheduled to operate until December 31, 2002 unless dissolved sooner due to the occurrence of any of the following events: (i) the vote by limited partners owning a majority of the Partnership in accordance with the Partnership Agreement; (ii) the withdrawal, bankruptcy, or dissolution and liquidation or other cessation to exist as a legal entity of the General Partner (unless any successor general partner elected in accordance with the provisions of the Partnership Agreement elects to continue the business of the Partnership); (iii) the final distribution of all liquidating distributions among the limited partners pursuant to the Partnership Agreement; or (iv) the sale or disposition of all or substantially all of the assets of the Partnership without the subsequent reinvestment in equipment. The Partnership did not liquidate by December 31, 2002 and did not ask the limited partners to vote via a proxy statement to extend the Partnership; therefore the Partnership will be liquidated as soon as feasibly possible.

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

The principle objective of the Partnership is obtaining value from the sale and collection of the Partnership's portfolio of leases and notes receivable and sale of other assets during the liquidating phase (the period during which the General Partner will liquidate the Partnership assets) and providing distributions to the partners during the liquidating phase.

The Partnership acquired primarily telecommunications equipment (specifically pay telephones and call processing equipment) and leased the equipment to third parties generally under full payout leases. The Partnership also acquired other types of equipment generally subject to full payout leases. Full payout leases are leases that are expected to generate gross rental payments sufficient to recover the purchase price of the equipment and any overhead and acquisition costs.

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

The Partnership's leases and notes receivable are concentrated in pay telephones and the notes receivable of Murdock Communications Corporation ("Murdock"). The portfolio related to these sources for the period ended December 31, 2002, 2001, and 2000 is outlined in the table below.

                                       2002      2001      2000
                                       ----      ----      ----
         Pay telephones                 99%       95%       32%
         Murdock notes receivable       --        --        50%

Two customers accounted for 95% of the Partnership's net investment in direct financing leases and notes receivable portfolio at December 31, 2002. The Partnership operates in one segment.

The Partnership has no employees and utilizes the administrative services of the General Partner for which it pays an administrative service fee.

Item 2. Properties
------------------
The Partnership does not own or lease any real estate. The Partnership's materially important assets consist entirely of equipment under lease, primarily telecommunications equipment, as described in Item 1.

Item 3. Legal Proceedings
-------------------------
None.

Item 4. Submission of Matters to a Vote of Unit Holders
-------------------------------------------------------
No matters were submitted to a vote of limited partners, through the solicitation of proxies or otherwise during the year covered by this report.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

The Registrants' Units are not publicly traded. There is no market for the Registrant's Units and it is unlikely that any will develop. The General Partner will resist the development of a public market for the Units.

                                                 Number of Partners
         Title of Class                           at March 4, 2003
         ---------------------------------------------------------
         Limited Partner                                 1,564
         General Partner                                     1

Through December 31, 2002, $17,707,518 has been paid in distributions to partners during the life of the Partnership. Distributions to partners on a per unit basis were $0 in 2002, $11.93 in 2001, $32.14 in 2000, and $27.00 in 1999,
and $27.00 in 1998.



Item 6. Selected Financial Data
-------------------------------

                                                            YEAR ENDED DECEMBER 31
-----------------------------------------------------------------------------------------------------------------------
                                                 (Liquidation Basis)                      (Historical Cost Basis)
                                    ------------------------------------------------    -------------------------------
                                       2002              2001             2000              1999           1998
-----------------------------------------------------------------------------------------------------------------------
   Total Revenue                   $         n/a     $         n/a     $         n/a    $   1,607,766    $    2,802,667
   Net Income                                n/a               n/a               n/a          542,733         1,664,367
   Total Assets                          342,186           693,649         5,418,769       11,828,955        12,647,703
   Line of Credit                            -0-               -0-               -0-        2,556,214            15,433
   Provision for Possible Losses          95,000         1,239,000           125,000          184,730           199,060
   Distributions to Partners                 -0-         1,049,864         2,850,000        2,409,159         2,422,973
   Net Income per Unit                       n/a               n/a               n/a             6.08             18.54
   Distributions per Unit                    -0-             11.93             32.14            27.00             27.00
   Change in net assets, excluding
     distributions and withdrawals      (244,542)       (3,325,478)         (170,052)      (1,464,813) *             n/a

* Upon adoption of liquidation basis of accounting

The selected financial data above was derived from the liquidation basis financial statements of the Partnership as of and for the years ending December
31, 2002, 2001, and 2000, and the historical cost basis financial statements prior to December 31, 1999. As of December 31, 1999, the Partnership adopted the liquidation basis of accounting. Under liquidation basis accounting, assets are presented at estimated net realizable value and liabilities are presented at estimated settlement amounts. The change to liquidation basis accounting may materially affect the comparability of the selected financial data. The above selected financial data should be read in connection with the financial statements and related notes appearing elsewhere in this report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------
Results of Operations
On December 31, 1999, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership in accordance with the partnership agreement. As a result, the financial statements beginning with that date have been presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $19,983 in income from direct financing leases, notes receivable, interest, and other income for the year ended December 31, 2002. This represents an annualized return on average net assets, excluding the decrease in the estimate of the liquidation value of net assets discussed below, of approximately 6.4%.

Management decreased its estimate of the liquidation value of net assets during 2002 by $264,525. This decrease resulted primarily from an increase in the allowance for possible loan and lease losses of $95,000, an increase in the reserve for estimated costs during the period of liquidation of $115,074, and a decrease in the estimated net realizable value of the Partnership's assets of $50,000. The Partnership has accrued the estimated expenses of liquidation, which is $120,249 at December 31, 2002. The General Partner reviews this estimate and will adjust quarterly, as needed.

Management is attempting to liquidate the remaining assets of the Partnership as soon as feasibly possible while trying to obtain the highest proceeds possible.
The Partnership will make distributions to the partners, to the extent cash is available, as leases, notes receivable, equity securities, and other assets are collected or sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the

                                       5

liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements. Through December 31, 2002, there have been distributions totalling $17,707,518. As of December 31, 2002 the Partnership had $49,000 of cash on hand.

As of December 31, 2002, no customers were over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those customer contracts. Management believes its reserves are adequate as of December 31, 2002. Management will monitor any past due contracts and take the necessary steps to protect the Partnership's investment.

The General Partner is engaged directly for its own account in the business of acquiring and leasing equipment. The General Partner serves as the general partner of Telecommunications Income Fund IX, L.P. ("TIF IX") and Telecommunications Income Fund XI, L.P. ("TIF XI"), publicly owned limited partnerships that are engaged in the equipment leasing business. TIF IX is currently in its liquidation phase and must be dissolved by December 31, 2005. Also, an affiliate of the General Partner is the general partner of a privately offered active limited partnership. As of December 31, 2002, the net proceeds of the private program, TIF IX, and TIF XI have been invested in specific equipment. The activities of the General Partner, in regards to its other leasing activities, has had no impact on the Partnership to date in management's opinion.

The General Partner is not aware of any regulatory issues that may have a substantial negative impact on the telecommunications businesses to whom the Partnership leases equipment. There are and will continue to be regulatory issues in the telecommunications industry that the General Partner will monitor.

Berthel Fisher & Company, Inc., the parent of the General Partner, has $2.2 million of unsecured debt that was due December 31, 2002. Berthel Fisher & Company, Inc. has not paid this debt as of the filing of this report and is in default. Since Berthel Fisher & Company, Inc. is in default, its creditors could take legal action to enforce their right to repayment. Ultimately, this could result in the bankruptcy of Berthel Fisher & Company, Inc. Since the General Partner is a subsidiary and asset of Berthel Fisher & Company, Inc., the bankruptcy of Berthel Fisher & Company, Inc. could cause the General Partner to be unable to continue as a going concern. If this were to happen, the Partnership would need to elect or appoint a new general partner. The new general partner could require additional fees and charges that would have a significant negative impact on the liquidation proceeds received by the limited partners.


Liquidity and Capital Resources
The Partnership is required to establish working capital reserves of no less than 1% of the total capital raised to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. At December 31, 2002, that working capital reserve, as defined, would be $226,025. Actual cash on hand at December 31, 2002 was $49,000. However, upon entering the liquidation phase, the General Partner has prioritized the liquidation of assets and distributing remaining proceeds to the partners. Management believes that the cash on hand at December 31, 2002 and the expected repayments of notes receivable is sufficient to satisfy current operating expenses and costs of the Partnership.

The Partnership will continue to liquidate its assets in an orderly manner to achieve the highest price possible for the partners and make distributions as cash becomes available through sales of assets or collections of lease and notes receivable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
Equity Price Sensitivity
The table below provides information about the Partnership's not readily marketable equity security that is sensitive to price changes as of December 31, 2002.

                                           Carrying Amount         Fair Value
                                           ---------------        -------------
         Common Stock-Murdock               $      59,250         $      59,250
                                            -------------         -------------
         Total Not Readily Marketable       $      59,250         $      59,250
                                            =============         =============

The Partnership's primary market risk exposure is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the portfolio is derived from the underlying ability of the company invested in to satisfy debt obligations and their ability to maintain or improve common equity values. Murdock is a shell company with no operations whose stock price can be volatile. The Partnership holds 592,500 shares of Murdock and at December 31, 2002, the total amount at risk was $59,250. Murdock has filed an S-4 registration with the intent to merge with another company. The Partnership intends to hold the Murdock shares to determine if any significant value can be achieved from this potential merger. No assurance can be given that the merger will be consummated or that any value can be realized if the merger is consummated.

Interest Rate Sensitivity
The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. The table presents the principal amounts and related weighted average interest rates by expected maturity dates as of December 31, 2002.

                                             Assets
                                ---------------------------------
          Expected                 Fixed Rate          Average
        Maturity Date           Notes Receivable    Interest Rate
        -------------           ----------------    -------------
            2002                 $     190,755         10.3%
            2003                        47,108          9.5%
            2004                         4,175          9.5%
            2005                         2,858          9.5%
                                 -------------
            Total                $     244,896
                                 =============

           Fair Value            $     174,000
                                 =============

The Partnership manages interest rate risk, its primary market risk exposure with respect to notes receivable, by limiting the terms of notes receivable to no more than five years.


Item 8. Financial Statements and Supplementary Data
---------------------------------------------------
The following financial statements and related information as of and for the years ended December 31, 2002, 2001, and 2000 are included in Item 8:

     Independent Auditors' Report

     Statements of Net Assets as of December 31, 2002 and 2001 (Liquidation
     Basis)

     Statements of Changes in Net Assets (Liquidation Basis) for the Years
                  Ended December 31, 2002, 2001, and 2000

     Statements of Cash Flows for the Years Ended December 31, 2002, 2001,
                  and 2000

     Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Partners
Telecommunications Income Fund X, L.P.

We have audited the accompanying statements of net assets (liquidation basis) of Telecommunications Income Fund X, L.P. (the "Partnership") as of December 31, 2002 and 2001, and the related statements of changes in net assets (liquidation basis) and of cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the financial statements, the Partnership agreement required that the orderly liquidation of the Partnership's net assets begin on December 31, 1999, and the Partnership commenced liquidation shortly thereafter. As a result, the Partnership changed its basis of accounting from the going concern basis to the liquidation basis effective December 31, 1999.

In our opinion, such financial statements present fairly, in all material respects, the net assets of Telecommunications Income Fund X, L.P. at December 31, 2002 and 2001, the changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America on the basis described in Note 1.

As discussed in Note 1 to the financial statements, because of the inherent uncertainty of valuation when an entity is in liquidation, the amounts realizable from the disposition of the remaining assets may differ materially from the amounts shown in the accompanying financial statements.



/s/  DELOITTE & TOUCHE LLP
-----------------------------
     DELOITTE & TOUCHE LLP


Cedar Rapids, Iowa
March 10, 2003



TELECOMMUNICATIONS INCOME FUND X, L.P.

STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)
AS OF DECEMBER 31, 2002 AND 2001
------------------------------------------------------------------------------------

ASSETS                                                             2002       2001

  Cash and cash equivalents                                      $ 49,000   $ 46,197
  Not readily marketable equity security (Note 2)                  59,250     38,586
  Net investment in direct financing leases
    and notes receivable (Notes 3 and 4)                          177,900    492,538
  Other assets                                                     56,036    116,328
                                                                 --------   --------
           Total assets                                           342,186    693,649
                                                                 ========   ========

LIABILITIES

  Accounts payable                                                 34,797     62,963
  Lease security deposits                                             592     21,982
  Reserve for estimated costs during the period of liquidation    120,249    175,000
                                                                 --------   --------
           Total liabilities                                      155,638    259,945
                                                                 ========   ========

CONTINGENCY (Note 10)

NET ASSETS                                                       $186,548   $433,704
                                                                 ========   ========


See notes to financial statements.

                                        -9-

TELECOMMUNICATIONS INCOME FUND X, L.P.

STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

NET ASSETS AS OF JANUARY 1, 2000                                    $ 7,881,233

  Income from direct financing leases                                   196,982

  Interest and other income                                             219,164

  Change in estimate of liquidation value of net assets (Note 1)       (586,198)

  Distributions to partners ($32.14 per unit) (Note 7)               (2,850,000)

  Withdrawals of limited partners                                       (35,901)
                                                                    -----------

NET ASSETS AS OF DECEMBER 31, 2000                                    4,825,280

  Income from direct financing leases                                    70,465

  Interest and other income                                              29,781

  Change in estimate of liquidation value of net assets (Note 1)     (3,425,724)

  Distributions to partners ($11.93 per unit) (Note 7)               (1,049,864)

  Withdrawals of limited partners                                       (16,234)
                                                                    -----------

NET ASSETS AS OF DECEMBER 31, 2001                                      433,704

  Income from direct financing leases                                     2,901

  Interest and other income                                              17,082

  Change in estimate of liquidation value of net assets (Note 1)       (264,525)

  Withdrawals of limited partners                                        (2,614)
                                                                    -----------

NET ASSETS AS OF DECEMBER 31, 2002                                  $   186,548
                                                                    ===========


See notes to financial statements.



TELECOMMUNICATIONS INCOME FUND X, L.P.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
-------------------------------------------------------------------------------------------------------------

                                                                        2002           2001           2000
OPERATING ACTIVITIES:
  Change in net assets excluding distributions and withdrawals      $  (244,542)   $(3,325,478)   $  (170,052)
  Adjustments to reconcile to net cash from operating activities:
    Liquidation basis adjustments                                       264,525      3,425,724        586,198
    Provision for possible loan and lease losses                                                      125,000
    Impairment loss on available-for-sale security                                                    486,041
    Changes in operating assets and liabilities:
      Other assets                                                       12,807        (25,578)        (2,538)
      Due to affiliates                                                                              (317,474)
      Accounts payable                                                  (28,166)      (151,994)      (549,853)
      Reserve for estimated costs during liquidation period            (169,825)      (208,991)      (200,000)
      Outstanding checks in excess of bank balance                                                    (37,127)
                                                                    -----------    -----------    -----------
           Net cash from operating activities                          (165,201)      (286,317)       (79,805)
                                                                    ===========    ===========    ===========

INVESTING ACTIVITIES:
  Proceeds from sale of equipment under operating lease                                240,460
  Repayments of direct financing leases                                  90,946        505,702      1,547,093
  Proceeds from sale or termination of direct financing leases           58,575        300,811      4,755,524
  Repayments of notes receivable                                         42,487          7,588          5,363
  Issuance of notes receivable                                                                       (135,000)
  Net lease security deposits paid                                      (21,390)        (6,550)      (104,844)
                                                                    -----------    -----------    -----------
           Net cash from investing activities                           170,618      1,048,011      6,068,136
                                                                    ===========    ===========    ===========

FINANCING ACTIVITIES:
  Proceeds from line-of-credit borrowings                                                             346,936
  Repayments of line-of-credit borrowings                                                          (2,903,150)
  Distributions and withdrawals paid to partners                         (2,614)    (1,066,098)    (3,085,663)
                                                                    -----------    -----------    -----------
           Net cash from financing activities                            (2,614)    (1,066,098)    (5,641,877)
                                                                    ===========    ===========    ===========

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      2,803       (304,404)       346,454

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           46,197        350,601          4,147
                                                                    -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                            $    49,000    $    46,197    $   350,601
                                                                    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                                                   $    55,620
  Noncash investing and financing activities:
    Conversion of leases to notes receivable and not readily
      marketable equity security                                                                    2,437,062
    Repossession of leased equipment                                                                1,702,644
    Conversion of equipment held for sale to notes receivable                      $   176,000
    Conversion of leases to notes receiveable                       $   129,387


See notes to financial statements.

                                                     -11-



TELECOMMUNICATIONS INCOME FUND X, L.P.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


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

     The Partnership operates in one segment. The Partnership's operations are conducted throughout the United States. The Partnership primarily acquired equipment for lease to third parties under a direct finance arrangement.
     The lease agreements with individual customers were generally in excess of $500,000 and certain agreements exceed 10% of the Partnership's direct finance lease portfolio (see Note 3). The Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of Partnership assets on January 1, 2000 as required by the Partnership agreement. The
     Partnership must dissolve on December 31, 2002 (see Note 7). State law allows the Partnership a reasonable period of time to complete the dissolution.

     Basis of Presentation - The Partnership began the orderly liquidation of Partnership assets in January 2000 as discussed above. As a result, on December 31, 1999 the Partnership adopted the liquidation basis of accounting. The statements of net assets and the statements of changes in net assets have been prepared on the liquidation basis. Accordingly, assets have been valued at estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation.

     Changes in the estimated liquidation value of net assets during the years ended December 31, 2002, 2001 and 2000 are summarized as follows:

                                                           2002           2001           2000
     Change in estimate of liquidation value of:
       Securities                                      $    20,664    $  (954,291)   $  (992,912)
       Direct financing leases and notes receivable       (122,630)    (1,151,249)       406,714
       Equipment held for sale                                         (1,286,184)
       Other assets                                        (47,485)
       Reserve for estimated costs during the period
        of liquidation                                    (115,074)       (34,000)
                                                       -----------    -----------    -----------
     Total                                             $  (264,525)   $(3,425,724)   $  (586,198)
                                                       ===========    ===========    ===========

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

                                      -12-

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

     The Partnership's equity security at December 31, 2002 consists of a common stock investment in one company. A prospective buyer may require a substantially lower price than currently estimated and the prospects of this company may deteriorate. These factors, among others, could have a material near-term impact on the net realizable value of its equity security.

     Most of the Partnership's leases and notes receivable are with customers that are in the entrepreneurial stage and, therefore, are highly leveraged and require financing in place of or to supplement financing from banks. Also, the market for pay telephone equipment is volatile. Although the Partnership attempts to mitigate its credit risk through timely collection efforts, failure of the Partnership's customers to make scheduled payments under their equipment leases and notes receivable could have a material near-term impact on the net realizable value of leases and notes receivable.

     Certain Risk Concentrations - The Partnership's portfolio of leases and notes receivable are concentrated in the pay telephone/telecommunications industry representing approximately 99% and 95% at December 31, 2002 and 2001, respectively, of the Partnership's direct finance lease and notes receivable portfolio.

     Two customers account for approximately 95% of the Partnership's net investment in direct financing leases and notes receivable portfolio at December 31, 2002 (two customers represented 85% at December 31, 2001).

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

     Equity Securities - The Partnership's common equity security is restricted as to sale in the public market under rules of the Securities and Exchange Commission. The common equity security is valued at an estimated discount from the published market price reflective of its more illiquid nature.

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

     Distributions Per Partnership Unit - Distributions per partnership unit is based on the weighted average number of units outstanding (including both general and limited partners' units).

     Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   EQUITY SECURITY

     The Partnership's not readily marketable equity security consists of the following at December 31, 2002 and 2001:

                                                                 2002      2001

      Murdock Communications Corporation, a public shell
       company with no operations, 592,500 shares of common
       stock at December 31, 2002 and 2001                     $59,250   $38,586
                                                               =======   =======

3.   NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE

     The Partnership's net investment in direct financing leases and notes receivable consists of the following at December 31, 2002 and 2001:


                                                            2002         2001

      Minimum lease payments receivable                  $   3,116    $ 579,335
      Estimated unguaranteed residual values                 1,100       65,769
      Unamortized initial direct costs                           1        2,155
      Unearned income                                         (157)    (124,298)
      Notes receivable collateralized by payphones,
       8.35% average rate, maturing in 2003 - 2006         244,896      186,008
      Adjustment to net realizable value                   (71,056)    (216,431)
                                                         ---------    ---------
      Net investment in direct financing leases and
       notes receivable                                  $ 177,900    $ 492,538
                                                         =========    =========

     At December 31, 2002, the contractual maturities under notes receivable, the future minimum payments to be received under the direct financing leases and the estimated unguaranteed residuals to be realized at the expiration of the direct financing leases are as follows:

                                           Notes         Minimum      Estimated
                                         Receivable       Lease     Unguaranteed
                                         Contractual     Payments     Residual
                                         Maturities     Receivable     Values
      Years ending December 31:
              2003                        $190,755       $  3,116     $  1,100
              2004                          47,108
              2005                           4,176
              2006                           2,857
                                          --------       --------     --------
                Total                     $244,896       $  3,116     $  1,100
                                          ========       ========     ========

     Four customers accounted for 10% or more of the amount of income from direct financing leases during one or more of the years presented, as follows:

                                                  2002        2001       2000

      Customer A                                  71 %         4 %
      Customer B                                                         21 %
      Customer C                                                         16
      Customer D                                              47         18

4.   ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

     The changes in the allowance for possible loan and lease losses for the years ended December 31, 2002, 2001, and 2000 are as follows:

                                          2002           2001           2000

      Balance at beginning of year    $   216,431    $   758,935    $   582,507
       Provision                           95,000      1,239,000        182,776
       Charge-offs, net of recoveries    (242,890)    (1,781,504)        (6,348)
                                      -----------    -----------    -----------
      Balance at end of year          $    68,541    $   216,431    $   758,935
                                      ===========    ===========    ===========

     The allowance for possible loan and lease losses consisted of specific allowances for leases and notes receivable of $0, $185,000 and $625,512 and a general unallocated allowance of $68,541, $31,431 and $133,423, respectively, at December 31, 2002, 2001 and 2000. The allowance is included in the net realizable value adjustment discussed in Note 3.

     In June 2000, the Partnership's two leases with Murdock Communications Corporation ("Murdock") were converted to notes and stock as part of a restructuring. At the time of the restructuring, the Partnership's net investment in the contracts, after accruing for related property taxes, totaled $2,437,062. The Partnership received two notes and recorded these at their estimated net realizable value of $1,535,828 and 421,181 (adjusted for a stock split) shares of preferred stock in AcTel, a not readily marketable security. The estimated net realizable value of the AcTel preferred stock was $947,658 at December 31, 2000. The Partnership did not accrue interest on the notes receivable due to the uncertainty of Murdock's ability to pay. The Partnership established a specific allowance of $625,512 at December 31, 2000 for the notes receivable related to this uncertainty. The Partnership increased the allowance for loan and lease losses by $910,000 in 2001 and wrote-off the carrying value of the notes receivable as Murdock's primary asset was AcTel preferred stock and AcTel filed for bankruptcy in April 2001.

     Another lessee of the Partnership, LIDS Corporation, filed for Chapter 11 bankruptcy during 2001, resulting in an increase to the allowance for possible loan and lease losses and a loan write-off of $200,000.

     At December 31, 2002, the Partnership had no customers with payments over 90 days past due. At December 31, 2001, the Partnership had three customers with payments over 90 days past due. The Partnership's net investment in lease contracts with these customers totaled $380,153. Management has provided a specific allowance of $185,000 at December 31, 2001 related to two of these customers. Management believes that the underlying collateral is adequate to recover the Partnership's net investment for the remaining past due customer. If a lease or note receivable is past due more than 90 days, the Partnership discontinues recognizing income on the contract.

5.   EQUIPMENT HELD FOR SALE

     In November 2000, the Partnership exercised its right to manage the assets, primarily pay phones, leased to Alpha Telecommunications, Inc. due to nonpayment of lease receivables. Such equipment had been adjusted for an impairment loss of $351,041 to reflect management's estimated net realizable value of the equipment at December 31, 2000 of $1,702,644. The equipment was sold during 2001 to two parties for a note receivable of $176,000 and cash of $240,460 resulting in a loss of $1,286,184.

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

     During the Partnership's operating phase, to the extent there is cash available for distribution, cash distributions will be made on a monthly basis in the following order of priority: first, to reimburse the General Partner for administrative services it provides to the Partnership, as further described in the Agreement (see Note 8); second, to the limited partners up to amounts representing a 10.8% cumulative annual return on their adjusted capital contribution (as defined); and, third, to the General Partner, representing a monthly equipment management fee of 5% of the gross rental payments received by the Partnership. To the extent that cash is not available to pay all or a portion of the equipment management fee pursuant to the above priority distributions, such fee will accrue and accumulate. Any remaining cash distributions after payment of the above (including arrearages) will be paid, at the discretion of the General Partner, to the limited partners.

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

8.   ADMINISTRATIVE SERVICES AGREEMENT

     The General Partner is reimbursed for certain other costs under an administrative services agreement. Amounts incurred by the Partnership pursuant to this agreement amounted to $54,000, $90,000 and $84,000 for the years ended December 31, 2002, 2001 and 2000, respectively.



9.   RECONCILIATION OF FINANCIAL AND INCOME TAX REPORTING BASIS

     A reconciliation of the change in net assets (excluding distributions and withdrawals) for financial reporting purposes with net income (loss) reported for income tax purposes for the years ended December 31, 2002, 2001 and 2000 is as follows:


                                       2002                            2001                            2000
                            ------------------------------------------------------------------------------------------
                                              Per                              Per                             Per
                               Amount         Unit             Amount          Unit           Amount           Unit
                            --------------------------      --------------------------      --------------------------
Change in net assets
  excluding distributions
  and withdrawals for
  financial reporting
  purposes                  $  (244,542)   $     (2.81)     $(3,325,478)   $    (37.80)     $  (170,052)   $      1.92
Adjustment to
  convert direct
  financing leases to
  operating leases
  for income tax
  purposes                     (212,152)         (2.44)      (1,525,188)        (17.33)         526,134           2.10
Net change in
  allowance for
  possible loan and
  lease losses                 (242,890)         (2.79)      (1,781,504)        (20.24)         176,428           1.99
Gain (loss) on lease
  terminations                  266,111           3.06         (389,742)         (4.43)       4,293,108          48.41
Impairment of
  investment                                                 (1,236,869)        (14.06)
Net realizable value
  adjustment                    264,525           3.04        3,425,724          38.93          586,198          6.610
                            -----------    -----------      -----------    -----------      -----------    -----------
Net income (loss) for
  income tax reporting
  purposes                  $  (168,948)   $     (1.94)     $(4,833,057)   $    (54.93)     $ 5,411,816    $     61.03
                            ===========    ===========      ===========    ===========      ===========    ===========

10.  CONTINGENCY

     The General Partner's parent has approximately $2.2 million of unsecured subordinated debt which was due on December 31, 2002 and does not have sufficient liquid assets to repay such amounts. The General Partner's parent is pursuing additional financing, refinancing, and asset sales to meet its obligations. No assurance can be provided that the General
     Partner's parent will be successful in its efforts. The inability of the General partner to continue as a going concern as a result of the parent's inability to restructure its debts would require the Partnership to elect a successor general partner. The new general partner could require additional fees and charges that would have a significant negative impact on the liquidation proceeds received by the limited partners.

                                      -19-



11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                     2002 Quarters
                           -------------------------------------------------------------
                              First       Second       Third        Fourth       2002
     Income from direct
      financing leases,
      interest and other
      income               $   6,519    $   8,208    $   2,050    $   3,206    $  19,983
     Withdrawals of limited
      partners                  (507)        (776)        (818)        (513)      (2,614)
     Change in estimate of
      liquidation value of
      net assets             (12,801)    (156,138)      41,826     (137,412)    (264,525)
                           ---------    ---------    ---------    ---------    ---------
     Change in net assets  $  (6,789)   $(148,706)   $  43,058    $(134,719)   $(247,156)
                           =========    =========    =========    =========    =========

     The change in estimate of liquidation value of net assets in the second quarter of 2002 includes a provision for possible loan and lease losses of $30,000, primarily the result of a deterioration in the value of the phones and other equipment under certain lease and note contracts, and an increase in the estimated costs expected during the period of liquidation of $97,074.

     The change in estimate of liquidation value of net assets in the fourth quarter is due to a change in the period of time in which management reasonably expects to complete the dissolution of the Partnership which increased the estimated costs expected during the period of liquidation by $18,000, a provision for possible loan and lease losses of $50,000, and a decrease in the estimated liquidation value of a not readily marketable security of $42,038.

                                                     2001 Quarters
                              --------------------------------------------------------------
                               First       Second        Third       Fourth         2001

     Income from direct
      financing leases,
      interest and other
      income               $    62,014  $    28,137  $     3,317  $     6,778   $   100,246
     Distributions to
      partners                (599,864)    (300,000)                 (150,000)   (1,049,864)
     Withdrawals of limited
      partners                  (2,640)      (7,983)      (2,747)      (2,864)      (16,234)
     Change in estimate of
      liquidation value of
      net assets            (2,271,630)    (695,086)    (277,011)    (181,997)   (3,425,724)
                           -----------  -----------  -----------  -----------   -----------
     Change in net assets  $(2,812,120) $  (974,932) $  (276,441) $  (328,083)  $(4,391,576)
                           ===========  ===========  ===========  ===========   ===========

                                            -20-



     The change in estimate of liquidation value of net assets by quarter for 2001 is as follows:

                                           First       Second       Third         Fourth

     Bankruptcy of AcTel and its
      related impact on Murdock         $1,857,658
     LIDS Corporation bankruptcy           200,000
     Loss on partial sale of the
      equipment discussed in Note 5         88,398
     Management's reduced estimate
      of the value of the remaining
      equipment discussed in Note 5        118,439   $  736,447   $  338,000    $    4,900
     Other                                   7,135      (41,361)     (60,989)      177,097
                                        ----------   ----------   ----------    ----------
     Total                              $2,271,630   $  695,086   $  277,011    $  181,997
                                        ==========   ==========   ==========    ==========


                                          * * * *

                                           -21-

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

None


                                    Part III

Item 10. Directors & Executive Officers of the Registrant
---------------------------------------------------------

A: The General Partner of the registrant:
         Berthel Fisher & Company Leasing, Inc., an Iowa corporation.

B: Executive officers of the General Partner of the Registrant:

Thomas J. Berthel (age 51) - Mr. Berthel is the Chief Executive Officer, President, and Director of the General Partner, a position he has held since the General Partner's inception in 1988. Mr. Berthel is also President and a Director of the General Partner's parent, Berthel Fisher & Company, Inc. ("Berthel Fisher"), which he founded in 1985, and Berthel Fisher's other subsidiaries, Berthel Fisher & Company Financial Services, Inc.; Berthel Fisher & Company Management Corp.; Berthel Fisher & Company Planning, Inc.; and one other corporation which acts as general partner of a separate private program. He also serves as the Chairman of the Board and Director of Amana Colonies Golf Course, Inc. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). From 1974 to 1982, Mr. Berthel was President and majority shareholder of Insurance Planning Services Corporation in Maquoketa, Iowa, which was engaged in the operation of a securities and insurance business. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. Mr. Berthel is also a Certified Life Underwriter. Mr. Berthel also serves as an individual general partner of the limited partnership referred to above. Mr. Berthel received a MBA degree from the University of Iowa in 1993.

Ronald O. Brendengen (age 48) - Mr. Brendengen is the Treasurer, Chief Operating Officer, Chief Financial Officer, and a Director (1988 to present) of the General Partner. He was elected to his current offices in October 1996. He served as Treasurer and Chief Financial Officer since October 1996. He has also served as Secretary (1994 - March, 1995), Treasurer (1988 - August 1995) and Chief Financial Officer (1994 - August 1995) of the General Partner. He served as Controller (1985-1993), Treasurer (1987-present), Chief Financial Officer, Secretary and a Director (1987-present), and was also elected Chief Operating Officer in January 1998, of Berthel Fisher & Company, the parent company of the General Partner. Mr. Brendengen serves as the Treasurer, Chief Financial Officer and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. He also serves in various offices and as a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.



Item 11. Executive Compensation

Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last three years to the General Partner:


(A)                                   (B)      (C)                   (C1)          (C2)                (D)
                                                                                   Securities of
                                                                                   property
                                                                                   insurance           Aggregate
                                                                                   benefits or         of
                                                Cash and Cash                      reimbursement       contingent
Name of individual                    Year      equivalent forms                   personal            or forms of
and capacities served                 Ended     of remuneration        Fees        benefits            remuneration
-------------------------------------------------------------------------------------------------------------------
Berthel Fisher & Co. Leasing, Inc.    2002      $0                   $ 54,000      $0                  $0
(General Partner)                     2001      $0                   $ 90,000      $0                  $0
                                      2000      $0                   $ 84,000      $0                  $0


                                                         23

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the Partnership Units.

     (b) The General Partner of the Registrant owns Units of the Registrant set forth in the following table.


      (1)                  (2)                     (3)                 (4)

                   Name and Address of      Amount and Nature of     Percent
Title of Class     Beneficial Ownership     Beneficial Ownership     of Class
--------------     --------------------     --------------------     --------
Units              Berthel Fisher & Co.     Forty (40) Units;        0.05%
                   Leasing, Inc.            sole owner.
                   701 Tama Street
                   Marion, IA 52302


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------
Related party transactions are described in Notes 3 and 8 of the notes to the financial statements.

Item 14. Controls and Procedures
--------------------------------
An evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, the Partnership's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Partnership's disclosure controls and procedures were effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings. There have been no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and no corrective actions with regards to significant deficiencies and material weaknesses, of which none were noted, were required.

                                     Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements.

                                                                        Page No.

         Statements of Net Assets as of December 31, 2002 and 2001
         (Liquidation Basis)                                               9

         Statements of Changes in Net Assets (Liquidation Basis)
         for the Years Ended December 31, 2002, 2001, and 2000            10

         Statements of Cash Flows
         for the Years Ended December 31, 2002, 2001, and 2000            11

         Notes to Financial Statements                                    12


    2. Financial Statements Schedules
         Information pursuant to Rule 12-09 (Schedule II) is included in the financial statements and notes thereto.

    3. Exhibits
         3,4 Amended and Restated Agreement of Telecommunications
         Income Fund X, L.P. currently in effect dated as of August 19, 1993(1)

         99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.
         Section 1350
         99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.
         Section 1350

 (b) Reports on Form 8-K
         No reports on Form 8-K were filed in the fourth quarter of 2002.

----------------------------

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


                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------
                                  (Registrant)


By Berthel Fisher & Company Leasing, Inc.

By:  /s/  Thomas J. Berthel                                 Date: March 25, 2003
    ----------------------------------------
          Thomas J. Berthel
          President

By Berthel Fisher & Company Leasing, Inc.

By:  /s/  Ronald O. Brendengen                              Date: March 25, 2003
    ----------------------------------------
          Ronald O. Brendengen
          Chief Financial Officer, Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  Thomas J. Berthel                                      Date: March 25, 2003
--------------------------------------------
     Thomas J. Berthel
     Chief Executive Officer
     President, Director
     Berthel Fisher & Company Leasing, Inc.
     Corporate General Partner

/s/  Ronald O. Brendengen                                   Date: March 25, 2003
--------------------------------------------
     Ronald O. Brendengen
     Treasurer, Director
     Berthel Fisher & Company Leasing, Inc.
     Corporate General Partner

/s/  Daniel P. Wegmann                                      Date: March 25, 2003
--------------------------------------------
     Daniel P. Wegmann
     Controller
     Berthel Fisher & Company Leasing, Inc.
     Corporate General Partner

/s/  Leslie D. Smith                                        Date: March 25, 2003
--------------------------------------------
     Leslie D. Smith
     Director
     Berthel Fisher & Company Leasing, Inc.
     Corporate General Partner

                        FORM OF SECTION 302 CERTIFICATION

I, Thomas J. Berthel, President and Chief Executive Officer of Berthel Fisher & Company Leasing, Inc., the General Partner of Telecommunications Income Fund X, L.P., certify that:

     1. I have reviewed this annual report on Form 10-K of Telecommunications Income Fund X, L.P.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 25, 2003                              /s/  Thomas J. Berthel
                                            -----------------------------------
                                                 Thomas J. Berthel
                                                 President and
                                                 Chief Executive Officer
                                                 Berthel Fisher & Company
                                                 Leasing, Inc.
                                                 General Partner
                                                 Telecommunications Income Fund
                                                 X, L.P.

                        FORM OF SECTION 302 CERTIFICATION

I, Ronald O. Brendengen, Chief Financial Officer of Berthel Fisher & Company Leasing, Inc., the General Partner of Telecommunications Income Fund X, L.P., certify that:

     1. I have reviewed this annual report on Form 10-K of Telecommunications Income Fund X, L.P.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 25, 2003                              /s/  Ronald O. Brendengen
                                            -----------------------------------
                                                 Ronald O. Brendengen
                                                 Chief Financial Officer
                                                 Berthel Fisher & Company
                                                 Leasing, Inc.
                                                 General Partner
                                                 Telecommunications Income Fund
                                                 X, L.P.