Form 10-Q
period 2003-03-31
TELECOMMUNICATIONS INCOME FUND X LP
filed 2003-05-14
CIK 904005

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003

                         Commission File Number: 0-25574
                                                 -------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
                           [X]  Yes         [ ]  No


Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
                           [ ]  Yes         [X]  No


As of April 14, 2003, 86,556 units were issued and outstanding. Based on the book value at March 31, 2003 of $2.01 per unit, the aggregate market value at April 14, 2003 was $173,978.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                      INDEX



                                                                            Page
                                                                            ----
Part I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements (unaudited)

         Statements of Net Assets (Liquidation Basis)-
         March 31, 2003 and December 31, 2002                                  3

         Statement of Changes in Net Assets (Liquidation Basis)-
         three months ended March 31, 2003 and 2002                            4

         Statements of Cash Flows-three months ended March 31,
         2003 and 2002                                                         5

         Notes to Financial Statements                                         6


Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             7


Item 3. Quantitative and Qualitative Disclosures About Market Risk             8


Item 4.  Controls and Procedures                                               8


Part II. OTHER INFORMATION
--------------------------

Item 6. Exhibits                                                               8

Signatures                                                                     9

Certifications                                                                10



                     TELECOMMUNICATIONS INCOME FUND X, L.P.
            STATEMENTS OF NET ASSETS (LIQUIDATION BASIS) (UNAUDITED)



                                                          March 31,    December 31,
                                                            2003           2002
                                                          --------       --------
ASSETS
Cash and cash equivalents                                 $ 94,335       $ 49,000
Not readily marketable equity security                      68,138         59,250
Net investment in direct financing leases
     and notes receivable (Note B)                          81,253        177,900
Other assets                                                53,712         56,036
                                                          --------       --------

TOTAL ASSETS                                               297,438        342,186
                                                          --------       --------


LIABILITIES
Accounts payable                                            30,966         34,797
Lease security deposits                                        434            592
Reserve for estimated costs during the
   period of liquidation                                    92,000        120,249
                                                          --------       --------

TOTAL LIABILITIES                                          123,400        155,638
                                                          --------       --------

CONTINGENCY (Note C)

NET ASSETS                                                $174,038       $186,548
                                                          ========       ========


See accompanying notes.

                                        3

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                       STATEMENT OF CHANGES IN NET ASSETS
                         (LIQUIDATION BASIS) (UNAUDITED)



                                                     Three Months Ended March 31
                                                       2003             2002
                                                     ---------        ---------
Net assets at beginning of period                    $ 186,548        $ 433,704

Income from direct financing leases,
   interest, and other income                            7,104            6,519

Withdrawals of limited partners                           (341)            (507)

Change in estimate of liquidation
   value of net assets                                 (19,273)         (12,801)
                                                     ---------        ---------

Net assets at end of period                          $ 174,038        $ 426,915
                                                     =========        =========


See accompanying notes.



                          TELECOMMUNICATIONS INCOME FUND X, L.P.
                                 STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                                     Three Months Ended

                                                                    March 31,   March 31,
                                                                      2003        2002
                                                                    --------    --------
Operating Activities
Changes in net assets excluding withdrawals and distributions       $(12,169)   $ (6,282)
Adjustments to reconcile to net cash from operating activities:
     Liquidation basis adjustments                                    19,273      12,801
Changes in operating assets and liabilities:
     Other assets                                                      2,324      19,280
     Accounts payable                                                 (3,831)         72
     Reserve for estimated costs during the period of liquidation    (56,428)    (62,486)
                                                                    --------    --------
Net cash from operating activities                                   (50,831)    (36,615)
                                                                    --------    --------

Investing Activities
Repayments of direct financing leases                                    649      68,412
Proceeds from termination of direct financing leases                     367      13,931
Net lease security deposits repaid                                      (158)     (3,503)
Issuance of notes receivable                                             -0-     (15,400)
Repayments of notes receivable                                        95,649      12,713
                                                                    --------    --------
Net cash from investing activities                                    96,507      76,153
                                                                    --------    --------

Financing Activities
Withdrawals paid to partners                                            (341)       (507)
                                                                    --------    --------
Net cash from financing activities                                      (341)       (507)
                                                                    --------    --------

Net increase in cash and cash equivalents                             45,335      39,031
Cash and cash equivalents at beginning of period                      49,000      46,197
                                                                    --------    --------
Cash and cash equivalents at end of period                          $ 94,335    $ 85,228
                                                                    ========    ========


See accompanying notes.

                                             5



                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form
10-K for the year ended December 31, 2002.

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

NOTE B - NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                                                       (Liquidation Basis)    (Liquidation Basis)
                                                                          March 31, 2003       December 31, 2002
                                                                         ---------------       ---------------
     Minimum lease payments receivable                                   $         1,338       $         3,116
     Estimated unguaranteed residual values                                          751                 1,100
     Unamortized initial direct costs                                                -0-                     1
     Unearned income                                                                (68)                 (157)
     Notes receivable                                                            149,247               244,896
     Adjustment to net realizable value                                         (70,015)              (71,056)
                                                                         ---------------       ---------------
     Net investment in direct financing leases and notes receivable      $        81,253       $       177,900
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

                                       6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------
On December 31, 1999, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership in accordance with the partnership agreement. As a result, the unaudited financial statements have been presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities include estimated costs associated with carrying out the plan of liquidation.

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $7,104 in income from direct financing leases, notes receivable, and other income during the first three months of 2003. This represents an annualized return on average net assets of approximately 14.6%. Management decreased its estimate of the liquidation value of net assets during the first three months of 2003 by $19,273, resulting primarily from an increase in the estimated value of equity securities offset by an increase in the reserve for estimated costs during the period of liquidation. The Partnership has accrued the estimated expenses of liquidation, which is $92,000 at March 31, 2003. The General Partner reviews this estimate and will adjust quarterly, as needed.

Management is attempting to liquidate the remaining assets of the Partnership as soon as feasibly possible while trying to obtain the highest proceeds possible. The Partnership will make distributions to the partners, to the extent cash is available, as leases, notes receivable, equity securities, and other assets are collected or sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements. As of March 31, 2003 the Partnership had $94,335 of cash on hand.

As of March 31, 2003, no customers were over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those customer contracts. Management believes its reserves are adequate as of March 31, 2003. Management will monitor any past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's portfolio of leases and notes receivable is concentrated in pay telephones, representing nearly 99% of the portfolio at March 31, 2003. One customer accounts for over 90% of the Partnership's portfolio of leases and notes receivable at March 31, 2003.

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



Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
Equity Price Sensitivity
The table below provides information about the Partnership's not readily marketable equity security that is sensitive to price changes as of March 31,
2003.

                                                  Carrying Amount         Fair Value
                                                  ---------------         ----------
     Common Stock-Murdock Communications Corp.     $      68,138         $      68,138
                                                   -------------         -------------
     Total Not Readily Marketable                  $      68,138         $      68,138
                                                   =============         =============

The Partnership's primary market risk exposure is equity price. The
Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the portfolio is derived from the underlying ability of the company invested in to satisfy debt obligations and their ability to maintain or improve common equity values. Murdock is a shell company with no operations whose stock price can be volatile. The Partnership holds 592,500 shares of Murdock and at March 31, 2003, the total amount at risk was $68,138. Murdock has filed an S-4 registration with the intent to merge with another company. The Partnership intends to hold the Murdock shares to determine if any significant value can be achieved from this potential merger. No assurance can be given that the merger will be consummated or that any value can be realized if the merger is consummated.

Interest Rate Sensitivity
The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. The table presents the principal amounts and related weighted average interest rates by expected maturity dates as of March 31, 2003.

          Expected                        Fixed Rate            Average
          Maturity Date                Notes Receivable      Interest Rate
          -------------                ----------------      -------------
          2003                           $     139,257             8.1%
          2004                                   3,886             9.5%
          2005                                   4,268             9.5%
          2006                                   1,836             9.5%
                                         -------------
          Total                          $     149,247
                                         =============
          Fair Value                     $      79,000
                                         =============

The Partnership manages interest rate risk, its primary market risk exposure with respect to notes receivable, by limiting the terms of notes receivable to no more than five years.

Item 4.  Controls and Procedures
         -----------------------
An evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief
Financial Officer, of the effectiveness of the design and operation of the
Partnership's disclosure controls and procedures within 90 days before the filing date of this report. Based on that evaluation, the Partnership's management, including the Chief Executive Officer and Chief Financial Officer,
concluded that the Partnership's disclosure controls and procedures were effective in timely alerting them to material information relating to the
Partnership required to be included in the Partnership's periodic SEC filings.
There have been no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and no corrective actions with regards to significant deficiencies and material weaknesses, of which none were noted, were required.


                                     PART II
Item 6.  Exhibits
         --------
Exhibit 99.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350
Exhibit 99.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350

                                       8

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------
                                  (Registrant)


Date: May 14, 2003                          /s/  Ronald O. Brendengen
      ------------                          ----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer,
                                                 Treasurer


Date: May 14, 2003                          /s/  Daniel P. Wegmann
      ------------                          ----------------------------------
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


May 14, 2003                                /s/  Thomas J. Berthel
                                            -----------------------------------
                                                 Thomas J. Berthel
                                                 President and Chief Executive
                                                 Officer
                                                 Berthel Fisher & Company
                                                 Leasing, Inc.
                                                 General Partner
                                                 Telecommunications Income
                                                 Fund X, L.P.

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


May 14, 2003                                /s/  Ronald O. Brendengen
                                            -----------------------------------
                                                 Ronald O. Brendengen
                                                 Chief Financial Officer
                                                 Berthel Fisher & Company
                                                 Leasing, Inc.
                                                 General Partner
                                                 Telecommunications Income
                                                 Fund X, L.P.