Form 10-Q
period 2003-06-30
TELECOMMUNICATIONS INCOME FUND X LP
filed 2003-08-13
CIK 904005

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2003

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


As of July 23, 2003, 86,512 units were issued and outstanding. Based on the book value at June 30, 2003 of $3.66 per unit, the aggregate market value at July 23, 2003 was $316,634.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                      INDEX



                                                                            Page
                                                                            ----
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

         Statements of Net Assets (Liquidation Basis)-
         June 30, 2003 and December 31, 2002                                  3

         Statement of Changes in Net Assets (Liquidation Basis)-
         three and six months ended June 30, 2003 and 2002                    4

         Statements of Cash Flows-six months ended
         June 30, 2003 and 2002                                               5

         Notes to Financial Statements                                        6


Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            7


Item 3. Quantitative and Qualitative Disclosures About Market Risk            8


Item 4.  Controls and Procedures                                              8


Part II. OTHER INFORMATION

Item 6. Exhibits                                                              8

Signatures                                                                    9

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
            STATEMENTS OF NET ASSETS (LIQUIDATION BASIS) (UNAUDITED)



                                                      June 30,    December 31,
                                                        2003          2002
                                                      --------      --------
ASSETS
Cash and cash equivalents                             $110,452      $ 49,000
Not readily marketable equity security                 207,375        59,250
Net investment in direct financing leases
     and notes receivable (Note B)                      66,734       177,900
Other assets                                            52,011        56,036
                                                      --------      --------

TOTAL ASSETS                                           436,572       342,186
                                                      --------      --------


LIABILITIES
Accounts payable                                        29,914        34,797
Lease security deposits                                    178           592
Reserve for estimated costs during the
   period of liquidation                                89,838       120,249
                                                      --------      --------

TOTAL LIABILITIES                                      119,930       155,638
                                                      --------      --------

CONTINGENCY (Note C)

NET ASSETS                                            $316,642      $186,548
                                                      ========      ========


See accompanying notes.



                          TELECOMMUNICATIONS INCOME FUND X, L.P.
                            STATEMENT OF CHANGES IN NET ASSETS
                              (LIQUIDATION BASIS) (UNAUDITED)



                                           Three Months               Six Months
                                           Ended June 30             Ended June 30
                                         2003         2002         2003         2002
                                       ---------    ---------    ---------    ---------
Net assets at beginning of period      $ 174,038    $ 426,915    $ 186,548    $ 433,704

Income from direct financing leases,
   interest, and other income              3,457        8,208       10,561       14,727

Withdrawals of limited partners              (89)        (776)        (430)      (1,283)

Change in estimate of liquidation
   value of net assets                   139,236     (156,138)     119,963     (168,939)
                                       ---------    ---------    ---------    ---------

Net assets at end of period            $ 316,642    $ 278,209    $ 316,642    $ 278,209
                                       =========    =========    =========    =========


See accompanying notes.

                                            4



                              TELECOMMUNICATIONS INCOME FUND X, L.P.
                                     STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)



                                                                             Six Months Ended
                                                                           June 30,     June 30,
                                                                            2003         2002
                                                                          ---------    ---------
Operating Activities
Changes in net assets excluding withdrawals and distributions             $ 130,524    $(154,212)
Adjustments to reconcile to net cash from operating activities:
     Liquidation basis adjustments                                         (119,963)     168,939
Changes in operating assets and liabilities:
     Other assets                                                             4,025       10,749
     Accounts payable                                                        (4,883)       8,409
     Reserve for estimated costs during the period of liquidation           (58,590)    (112,074)
                                                                          ---------    ---------
Net cash from operating activities                                          (48,887)     (78,189)
                                                                          ---------    ---------

Investing Activities
Repayments of direct financing leases                                        11,775       77,913
Proceeds from termination of direct financing leases                            367       11,716
Net lease security deposits repaid                                             (414)     (15,000)
Repayments of notes receivable                                               99,041       23,751
                                                                          ---------    ---------
Net cash from investing activities                                          110,769       98,380
                                                                          ---------    ---------

Financing Activities
Withdrawals paid to partners                                                   (430)      (1,283)
                                                                          ---------    ---------
Net cash from financing activities                                             (430)      (1,283)
                                                                          ---------    ---------

Net increase in cash and cash equivalents                                    61,452       18,908
Cash and cash equivalents at beginning of period                             49,000       65,105
                                                                          ---------    ---------
Cash and cash equivalents at end of period                                $ 110,452    $  85,228
                                                                          =========    =========

Supplemental disclosures of cash flow information Noncash investing and financing activities:
     Reclassification of equipment from direct financing
        leases to notes receivable                                        $     -0-    $ 129,387


See accompanying notes.

                                                5



                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended
December 31, 2003. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2002.

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

NOTE B - NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                                                       (Liquidation Basis)   (Liquidation Basis)
                                                                           June 30, 2003      December 31, 2002
                                                                         ---------------       ---------------
     Minimum lease payments receivable                                   $           355       $         3,116
     Estimated unguaranteed residual values                                          750                 1,100
     Unamortized initial direct costs                                                -0-                     1
     Unearned income                                                                (21)                 (157)
     Notes receivable                                                            145,854               244,896
     Adjustment to net realizable value                                         (80,204)              (71,056)
                                                                         ---------------       ---------------
     Net investment in direct financing leases and notes receivable      $        66,734       $       177,900
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

                                       6

Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------

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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $10,561 in income from direct financing leases, notes receivable, and other income during the first six months of 2003. This represents an annualized return on average net assets of approximately 8.4%. Management increased its estimate of the liquidation value of net assets during the first six months of 2003 by $119,963, resulting primarily from an increase in the estimated value of equity securities of $148,125 offset by an increase in the reserve for estimated costs during the period of liquidation of $28,179. The Partnership has accrued the estimated expenses of liquidation, which is $89,838 at June 30, 2003. The General Partner reviews this estimate and will adjust quarterly, as needed.

Management is attempting to liquidate the remaining assets of the Partnership as soon as feasibly possible while trying to obtain the highest proceeds possible. The Partnership will make distributions to the partners, to the extent cash is available, as leases, notes receivable, equity securities, and other assets are collected or sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements. As of June 30, 2003 the Partnership had $110,452 of cash on hand.

As of June 30, 2003, no customers were over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those customer contracts. Management believes its reserves are adequate as of June 30, 2003. Management will monitor any past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's portfolio of leases and notes receivable is concentrated in pay telephones, representing 99% of the portfolio at June 30, 2003. One customer accounts for over 90% of the Partnership's portfolio of leases and notes receivable at June 30, 2003.

Berthel Fisher & Company, Inc., the parent of the General Partner, has $2.2 million of unsecured debt that was due December 31, 2002. Berthel Fisher & Company, Inc. has not paid this debt as of the filing of this report and is in default. Since Berthel Fisher & Company, Inc. is in default, its creditors could take legal action to enforce their right to repayment. Ultimately, this could result in the bankruptcy of Berthel Fisher & Company, Inc. Since the General Partner is a subsidiary of Berthel Fisher & Company, Inc., the bankruptcy of Berthel Fisher & Company, Inc. could cause the General Partner to be unable to continue as a going concern. If this were to happen, the Partnership would need to elect or appoint a new general partner. The new general partner could require additional fees and charges that would have a significant negative impact on the liquidation proceeds received by the limited partners.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
Equity Price Sensitivity
The table below provides information about the Partnership's not readily marketable equity security that is sensitive to price changes as of June 30,
2003.

                                                        Carrying Amount         Fair Value
                                                         -------------         -------------
     Common Stock-Murdock Communications Corp.           $     207,375         $     207,375
                                                         -------------         -------------
     Total Not Readily Marketable                        $     207,375         $     207,375
                                                         =============         =============

The Partnership's primary market risk exposure is equity price. The
Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the portfolio is derived from the underlying ability of the company invested in to satisfy debt obligations and their ability to maintain or improve common equity values. Murdock is a shell company with no operations whose stock price can be volatile. The Partnership holds 592,500 shares of Murdock and at June 30, 2003, the total amount at risk was $207,375. Murdock is valued at the market price less a discount for the lack of marketability. In July, 2003, Murdock merged with another company (Polar Molecular) that has historically had operating losses. The Partnership is subject to lock-up agreement with respect to selling these shares until July, 2004. No assurance can be given that any value can be realized from the merger.

Interest Rate Sensitivity
The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. The table presents the principal amounts and related weighted average interest rates by expected maturity dates as of June 30, 2003.

          Expected              Fixed Rate            Average
          Maturity Date      Notes Receivable      Interest Rate
          -------------      ----------------      -------------
          2003                 $     134,565             8.1%
          2004                         3,758             9.5%
          2005                         4,124             9.5%
          2006                         3,407             9.5%
                               -------------
          Total                $     145,854
                               =============
          Fair Value           $      66,000
                               =============

The Partnership manages interest rate risk, its primary market risk exposure with respect to notes receivable, by limiting the terms of notes receivable to no more than five years.

Item 4.  Controls and Procedures
         -----------------------
An evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief
Financial Officer, of the effectiveness of the design and operation of the
Partnership's disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Partnership's management, including the Chief Executive
Officer and Chief Financial Officer, concluded that the Partnership's disclosure controls and procedures were effective in timely alerting them to material information relating to the Partnership required to be included in the
Partnership's periodic SEC filings.


                                     PART II
Item 6.  Exhibits
         --------
Exhibit 99.1      Certification of Chief Executive Officer
Exhibit 99.2      Certification of Chief Financial Officer
Exhibit 99.3      Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350
Exhibit 99.4      Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350

                                       8

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------
                                  (Registrant)


Date: August 12, 2003                       /s/  Ronald O. Brendengen
      ---------------                       -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer,
                                                 Treasurer


Date: August 12, 2003                       /s/  Daniel P. Wegmann
      ---------------                       -----------------------------------
                                                 Daniel P. Wegmann, Controller