Form 10-Q
period 2003-09-30
TELECOMMUNICATIONS INCOME FUND X LP
filed 2003-11-13
CIK 904005

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2003

                        Commission File Number: 000-25574

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


As of October 24, 2003, 86,290 units were issued and outstanding.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                      INDEX



                                                                           Page
Part I. FINANCIAL INFORMATION                                              ----
-----------------------------

Item 1. Financial Statements (unaudited)

         Statements of Net Assets (Liquidation Basis)-
         September 30, 2003 and December 31, 2002                            3

         Statement of Changes in Net Assets (Liquidation Basis)-
         three and nine months ended September 30, 2003 and 2002             4

         Statements of Cash Flows-nine months ended September 30,
         2003 and 2002                                                       5

         Notes to Financial Statements                                       6


Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           7


Item 3. Quantitative and Qualitative Disclosures About Market Risk           8


Item 4.  Controls and Procedures                                             8


Part II. OTHER INFORMATION
--------------------------

Item 6. Exhibits                                                             8

Signatures                                                                   9

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
            STATEMENTS OF NET ASSETS (LIQUIDATION BASIS) (UNAUDITED)



                                                 September 30,     December 31,
                                                     2003             2002
                                                   --------         --------
ASSETS
Cash and cash equivalents                          $178,334         $ 49,000
Not readily marketable equity security              107,473           59,250
Net investment in direct financing leases
     and notes receivable (Note B)                   30,761          177,900
Other assets                                         14,045           56,036
                                                   --------         --------

TOTAL ASSETS                                        330,613          342,186
                                                   --------         --------


LIABILITIES
Accounts payable                                     35,811           34,797
Lease security deposits                                 178              592
Reserve for estimated costs during the
   period of liquidation                             72,251          120,249
                                                   --------         --------

TOTAL LIABILITIES                                   108,240          155,638
                                                   --------         --------

CONTINGENCY (Note C)

NET ASSETS                                         $222,373         $186,548
                                                   ========         ========


See accompanying notes.



                         TELECOMMUNICATIONS INCOME FUND X, L.P.
                           STATEMENT OF CHANGES IN NET ASSETS
                             (LIQUIDATION BASIS) (UNAUDITED)



                                         Three Months Ended        Nine Months Ended
                                            September 30              September 30
                                         2003         2002         2003         2002
                                       ---------    ---------    ---------    ---------
Net assets at beginning of period      $ 316,642    $ 278,209    $ 186,548    $ 433,704

Income from direct financing leases,
   interest, and other income              5,632        2,050       16,193       16,777

Withdrawals of limited partners              -0-         (818)        (430)      (2,101)

Change in estimate of liquidation
   value of net assets                   (99,901)      41,826       20,062     (127,113)
                                       ---------    ---------    ---------    ---------

Net assets at end of period            $ 222,373    $ 321,267    $ 222,373    $ 321,267
                                       =========    =========    =========    =========


See accompanying notes.

                                           4



                                 TELECOMMUNICATIONS INCOME FUND X, L.P.
                                        STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)



                                                                              Nine Months Ended
                                                                        September 30,     September 30,
                                                                            2003              2002
                                                                          ---------         ---------
Operating Activities
Changes in net assets excluding withdrawals and distributions             $  36,255         $(110,336)
Adjustments to reconcile to net cash from operating activities:
     Liquidation basis adjustments                                          (20,062)          127,113
Changes in operating assets and liabilities:
     Other assets                                                            41,991             7,052
     Accounts payable                                                         1,014             4,938
     Reserve for estimated costs during the period of liquidation           (76,177)         (128,702)
                                                                          ---------         ---------
Net cash from operating activities                                          (16,979)          (99,935)
                                                                          ---------         ---------

Investing Activities
Repayments of direct financing leases                                        38,312            90,095
Proceeds from termination of direct financing leases                            368            16,913
Net lease security deposits repaid                                             (414)          (21,390)
Repayments of notes receivable                                              108,477            34,723
                                                                          ---------         ---------
Net cash from investing activities                                          146,743           120,341
                                                                          ---------         ---------

Financing Activities
Withdrawals paid to partners                                                   (430)           (2,101)
                                                                          ---------         ---------
Net cash from financing activities                                             (430)           (2,101)
                                                                          ---------         ---------

Net increase in cash and cash equivalents                                   129,334            18,305
Cash and cash equivalents at beginning of period                             49,000            46,197
                                                                          ---------         ---------
Cash and cash equivalents at end of period                                $ 178,334         $  64,502
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

                                                    5



                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form
10-K for the year ended December 31, 2002.

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

NOTE B - NET INVESTMENT IN DIRECT FINANCING LEASES AND NOTES RECEIVABLE
The Partnership's net investment in direct financing leases and notes receivable consists of the following:

                                                                       (Liquidation Basis)   (Liquidation Basis)
                                                                       September 30, 2003     December 31, 2002
                                                                       ------------------     -----------------
     Minimum lease payments receivable                                   $           -0-       $         3,116
     Estimated unguaranteed residual values                                          750                 1,100
     Unamortized initial direct costs                                                -0-                     1
     Unearned income                                                                 -0-                 (157)
     Notes receivable                                                            136,419               244,896
     Adjustment to net realizable value                                        (106,408)              (71,056)
                                                                         ---------------       ---------------
     Net investment in direct financing leases and notes receivable      $        30,761       $       177,900
                                                                         ===============       ===============

Note C - CONTINGENCY
Berthel Fisher & Company, Inc. ("BFC"), the parent of the General Partner, is in default on $2.2 million of its unsecured debt that was due December 31, 2002.
BFC is pursuing additional financing, refinancing, and asset sales to meet its obligations and must raise a minimum of $2.4 million. Approximately $900,000 has been raised as of the filing of this report. No assurance can be provided that BFC will be successful in its efforts. Since BFC is in default, its creditors could take legal action to enforce their right to repayment. No legal action has been taken at this time. The failure of BFC to raise the minimum amount of capital or legal action taken by the creditors could impact BFC's ability to continue as a going concern. This could ultimately affect the ability of the General Partner to continue as a going concern. If this were to happen, the Partnership would need to appoint a new general partner. The new general partner could require additional fees and charges that would have a significant negative impact on the liquidation proceeds received by the limited partners.

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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $16,193 in income from direct financing leases, notes receivable, and other income during the first nine months of 2003. Management increased its estimate of the liquidation value of net assets during the first nine months of 2003 by $20,062. This increase resulted primarily from a recovery of a previous write off of $277,836, a decrease in the estimated value of equity securities of $229,613, and an increase in the reserve for estimated costs during the period of liquidation of $28,179. The recovery of a previous write-off resulted from the Partnership receiving 750,907 common shares of Polar Molecular Holding Corporation ("Polar") in July, 2003 as a recovery of a previous write-off of Murdock Communications Corporation ("Murdock"). The Partnership has accrued the estimated expenses of liquidation, which is $72,251 at September 30, 2003. The General Partner reviews this estimate and will adjust quarterly, as needed.

Management is attempting to liquidate the remaining assets of the Partnership as soon as feasibly possible while trying to obtain the highest proceeds possible. The Partnership will make distributions to the partners, to the extent cash is available, as leases, notes receivable, equity securities, and other assets are collected or sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements. As of September 30, 2003 the Partnership had $178,334 of cash on hand.

As of September 30, 2003, no customers were over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those customer contracts. Management believes its reserves are adequate as of September 30, 2003. Management will monitor any past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's portfolio of leases and notes receivable is concentrated in pay telephones, representing 99% of the portfolio at September 30, 2003. One customer accounts for over 90% of the Partnership's portfolio of leases and notes receivable at September 30, 2003.

Berthel Fisher & Company, Inc. ("BFC"), the parent of the General Partner, is in default on $2.2 million of its unsecured debt that was due December 31, 2002. BFC is pursuing additional financing, refinancing, and asset sales to meet its obligations and must raise a minimum of $2.4 million. Approximately $900,000 has been raised as of the filing of this report. No assurance can be provided that BFC will be successful in its efforts. Since BFC is in default, its creditors could take legal action to enforce their right to repayment. No legal action has been taken at this time. The failure of BFC to raise the minimum amount of capital or legal action taken by the creditors could impact BFC's ability to continue as a going concern. This could ultimately affect the ability of the General Partner to continue as a going concern. If this were to happen, the Partnership would need to appoint a new general partner. The new general partner could require additional fees and charges that would have a significant negative impact on the liquidation proceeds received by the limited partners.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
Equity Price Sensitivity
The table below provides information about the Partnership's not readily marketable equity security that is sensitive to price changes as of September 30, 2003.
                                                       Carrying         Fair
                                                        Amount          Value
                                                      ----------     ----------
     Common Stock-Polar                               $  107,473     $  107,473
                                                      ----------     ----------
     Total Not Readily Marketable Equity Security     $  107,473     $  107,473
                                                      ==========     ==========

The Partnership's primary market risk exposure is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the security held is derived from the underlying ability of the company invested in to satisfy debt obligations and their ability to maintain or improve common equity values. In July, 2003, Murdock merged with Polar, a company that has historically had operating losses, and therefore, the equity price can be volatile. The Partnership holds 1,343,407 shares of Polar and at September 30, 2003, the total amount at risk was $107,473. Polar is valued at the market price less a discount for the lack of marketability. The Partnership is subject to lock-up agreement with respect to selling these shares until July, 2004. No assurance can be given that any value can be realized from this investment.

Interest Rate Sensitivity
The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. The table presents the principal amounts and related weighted average interest rates by expected maturity dates as of September 30, 2003.

         Expected                        Fixed Rate            Average
         Maturity Date                Notes Receivable      Interest Rate
         -------------                ----------------      -------------
         2003                           $     125,634             8.1%
         2004                                   3,808             9.5%
         2005                                   4,179             9.5%
         2006                                   2,798             9.5%
                                        -------------
         Total                          $     136,419
                                        =============
         Fair Value                     $      30,011
                                        =============

The Partnership manages interest rate risk, its primary market risk exposure with respect to notes receivable, by limiting the terms of notes receivable to no more than five years.

Item 4.  Controls and Procedures
         -----------------------
An evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Partnership's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Partnership's disclosure controls and procedures were effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.


                                     PART II
Item 6.  Exhibits
         --------
Exhibit 31.1      Certification of Chief Executive Officer
Exhibit 31.2      Certification of Chief Financial Officer
Exhibit 32.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350
Exhibit 32.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------
                                  (Registrant)


Date: November 12, 2003                     /s/  Ronald O. Brendengen
      -----------------                     -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer,
                                                 Treasurer


Date: November 12, 2003                     /s/  Daniel P. Wegmann
      -----------------                     -----------------------------------
                                                 Daniel P. Wegmann, Controller