Form 10-K
period 2003-12-31
TELECOMMUNICATIONS INCOME FUND X LP
filed 2004-03-29
CIK 904005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     (X) Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from       to
                                                 -----    -----
                       Commission file number - 000-25574
                                              -----------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). [ ] Yes [X] No

As of June 30, 2003, 86,512 units were issued and outstanding. Based on the book value of $3.66 per unit at that time, the aggregate market value at June 30, 2003 was $316,634. As of February 4, 2004, 86,252 units were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of the Registration Statement on Form S-1, dated August 27, 1993 are incorporated by reference into Part IV.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                          2003 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                            Page

                                     PART I
Item 1.   Business--------------------------------------------------------     3
Item 2.   Properties------------------------------------------------------     4
Item 3.   Legal Proceedings-----------------------------------------------     4
Item 4.   Submission of Matters to a Vote of Unit Holders-----------------     4


                                     PART II
Item 5.   Market for the Registrant's Common Equity
              and Related Stockholders Matters----------------------------     4
Item 6.   Selected Financial Data-----------------------------------------     5
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations-----------------------------     5
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk------     7
Item 8.   Financial Statements and Supplementary Data---------------------     7
Item 9.   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure----------------------    21
Item 9A.  Controls and Procedures-----------------------------------------    21


                                    PART III
Item 10.  Directors and Executive Officers of the Registrant--------------    22
Item 11.  Executive Compensation------------------------------------------    23
Item 12.  Security Ownership of Certain Beneficial Owners and Management--    24
Item 13.  Certain Relationships and Related Transactions------------------    24
Item 14.  Principal Accountant Fees and Services--------------------------    24


                                     PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.    25
          Signatures------------------------------------------------------    26

                                     PART I

Item 1. Business
----------------
Telecommunications Income Fund X, L.P., an Iowa limited partnership (the "Partnership"), was organized on April 20, 1993. The general partner is Commercial Power Finance, Inc. (the "General Partner"), which changed its name from Berthel Fisher & Company Leasing, Inc. in March 2004, an Iowa corporation that has been in operation since 1988. The Partnership's business and the executive offices of the General Partner are located at 701 Tama Street, Marion, Iowa 52302. Substantially all of the voting stock of the General Partner is owned by Berthel Fisher & Company ("Berthel Fisher").

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

The Partnership's leases and notes receivable are concentrated in pay telephones and represented approximately 100%, 99%, and 95% of the portfolio for the period ended December 31, 2003, 2002, and 2001, respectively.

Two customers accounted for 100% of the Partnership's net investment in direct financing leases and notes receivable portfolio at December 31, 2003. The Partnership operates in one segment.

The Partnership has no employees and utilizes the administrative services of the General Partner for which it pays an administrative service fee.

Item 2.   Properties
--------------------
The Partnership does not own or lease any real estate. The Partnership's materially important assets consist entirely of equipment under lease, primarily telecommunications equipment, as described in Item 1.

Item 3.   Legal Proceedings
---------------------------
None.

Item 4.   Submission of Matters to a Vote of Unit Holders
---------------------------------------------------------
No matters were submitted to a vote of limited partners, through the solicitation of proxies or otherwise during the year covered by this report.




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

                                           Number of Partners
              Title of Class               at February 4, 2004
              ------------------------------------------------
              Limited Partner                      1,556
              General Partner                          1

Through December 31, 2003, $17,787,518 has been paid in distributions to partners during the life of the Partnership. Distributions to partners on a per unit basis were $.92 in 2003, $0 in 2002, $11.93 in 2001, $32.14 in 2000, and
$27.00 in 1999.



Item 6.   Selected Financial Data
          ------------------------

                                                            YEAR ENDED DECEMBER 31
-------------------------------------------------------------------------------------------------------------------
                                                                                                       (Historical
                                                     (Liquidation Basis)                               Cost Basis)
                               ------------------------------------------------------------------    --------------
                                     2003             2002              2001              2000            1999
-------------------------------------------------------------------------------------------------------------------
   Total Revenue                $        n/a      $        n/a     $         n/a     $        n/a     $   1,607,766
   Net Income                            n/a               n/a               n/a              n/a           542,733
   Total Assets                      315,736           342,186           693,649        5,418,769        11,828,955
   Line of Credit                        -0-               -0-               -0-              -0-         2,556,214
   Distributions to Partners          80,000               -0-         1,049,864        2,850,000         2,409,159
   Net Income per Unit                   n/a               n/a               n/a              n/a              6.08
   Distributions per Unit                .92               -0-             11.93            32.14             27.00
   Change in net assets, excluding
     distributions and withdrawals   126,862         (244,542)       (3,325,478)        (170,052)    *  (1,464,813)

* Upon adoption of liquidation basis of accounting

The selected financial data above was derived from the liquidation basis financial statements of the Partnership as of and for the years ending December
31, 2003, 2002, 2001, and 2000, and the historical cost basis financial statements as of and for the year ending December 31, 1999. As of December 31, 1999, the Partnership adopted the liquidation basis of accounting. Under liquidation basis accounting, assets are presented at estimated net realizable value and liabilities are presented at estimated settlement amounts. The change to liquidation basis accounting may materially affect the comparability of the selected financial data. The above selected financial data should be read in connection with the financial statements and related notes appearing elsewhere in this report.


Item 7.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
--------------------
Results of Operations
On December 31, 1999, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership in accordance with the partnership agreement. As a result, the financial statements beginning with that date have been presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $18,950 in income from direct financing leases, notes receivable, and other income during 2003. Management increased its estimate of the liquidation value of net assets during 2003 by $107,912. This increase resulted primarily from the following: a recovery of a previous write off of $277,836, a decrease in the estimated value of equity securities of $216,179, an increase in the estimated net realizable value of the lease and note portfolio and other assets of $79,723, and an increase in the reserve for estimated costs during the period of liquidation of $33,486. The recovery of a previous write-off resulted from the Partnership receiving 750,907 common shares of Polar Molecular Holding Corporation ("Polar") in July, 2003 as a recovery of a previous write-off of notes receivable of Murdock Communications Corporation ("Murdock"). The Partnership has accrued the estimated expenses of liquidation, which is $61,900 at December 31, 2003. The
General Partner reviews this estimate and will adjust quarterly, as needed.

Management is attempting to liquidate the remaining assets of the Partnership as soon as feasibly possible while trying to obtain the highest proceeds possible.
The Partnership will make distributions to the partners, to the extent cash is available, as notes receivable, equity securities, and other assets are collected or sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the

                                       5

liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements. Through December 31, 2003, there have been distributions totalling $17,787,518. As of December 31, 2003 the Partnership had $111,642 of cash on hand.

As of December 31, 2003, no customers were over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those customer contracts. Management believes its reserves are adequate as of December 31, 2003. Management will monitor any past due contracts and take the necessary steps to protect the Partnership's investment.

The General Partner is engaged directly for its own account in the business of acquiring and leasing equipment. The General Partner serves as the general partner of Telecommunications Income Fund IX, L.P. ("TIF IX") and Telecommunications Income Fund XI, L.P. ("TIF XI"), publicly owned limited partnerships that are engaged in the equipment leasing business. TIF IX is currently in its liquidation phase and must be dissolved by December 31, 2005. Also, an affiliate of the General Partner is the general partner of a privately offered active limited partnership. As of December 31, 2003, the net proceeds of the private program, TIF IX, and TIF XI have been invested in specific equipment. The activities of the General Partner, in regards to its other leasing activities, has had no impact on the Partnership to date in management's opinion.

The General Partner is not aware of any regulatory issues that may have a substantial negative impact on the telecommunications businesses to whom the Partnership leases equipment. There are and will continue to be regulatory issues in the telecommunications industry that the General Partner will monitor.

Berthel Fisher & Company (BFC), the parent of the General Partner, had $2,242,000 of unsecured debt that was due December 31, 2002. This debt was refinanced in January, 2004 with new notes payable due June, 2008. BFC raised $725,000 under the debt offering and $712,000 of the $2,242,000 debt due in 2002 was rolled over into the new debt issue. In addition, BFC issued a note payable to a bank for $1,000,000. The proceeds raised were used to payoff the $1,530,000 of unsecured debt that was not rolled over into the new debt issue.


Liquidity and Capital Resources
The Partnership is required to establish working capital reserves of no less than 1% of the total capital raised to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. At December 31, 2003, that working capital reserve, as defined, would be $226,025. Actual cash on hand at December 31, 2003 was $111,642. However, upon entering the liquidation phase, the General Partner has prioritized the liquidation of assets and distributing remaining proceeds to the partners. Management believes that the cash on hand at December 31, 2003 and the expected repayments of notes receivable is sufficient to satisfy current operating expenses and costs of the Partnership.

The Partnership will continue to liquidate its assets in an orderly manner to achieve the highest price possible for the partners and make distributions as cash becomes available through sales of assets or collections of notes receivable.

The General Partner, has $1.9 million of notes payable due December 31, 2004 and may not have sufficient liquid assets to repay the notes payable and could impact its ability to continue as a going concern. The General Partner is pursuing refinancing and other alternatives to meet its obligations. No assurance can be provided that the General Partner will be successful in its efforts.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------
Equity Price Sensitivity
The table below provides information about the Partnership's not readily marketable equity security that is sensitive to price changes as of December 31, 2003.

                                 Carrying Amount         Fair Value
                                 ---------------         ----------
         Common Stock-Polar       $     120,907         $     120,907
                                  =============         =============

The Partnership's primary market risk exposure is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the security held is derived from the underlying ability of the company invested in to satisfy debt obligations and their ability to maintain or improve common equity values. In July, 2003, Murdock merged with Polar, a company that has historically had operating losses, and therefore, the equity price can be volatile. The Partnership holds 1,343,407 shares of Polar and at December 31, 2003, the total amount at risk was $120,907. Polar is valued at the market price less a discount for the lack of marketability. The Partnership is subject to lock-up agreement with respect to selling these shares until July, 2004. No assurance can be given that any value can be realized from this investment.

Interest Rate Sensitivity
The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. The table presents the principal amounts and related weighted average interest rates by expected maturity dates as of December 31, 2003.

                                            Assets
                             ---------------------------------
          Expected                 Fixed Rate          Average
        Maturity Date        Notes Receivable    Interest Rate
        -------------        ----------------    -------------
         2004                  $     112,802              8.1%
         2005                          4,156              9.5%
         2006                          3,051              9.5%
                               -------------
         Total                 $     120,009
                               =============

         Fair Value            $      60,009
                               =============

The Partnership manages interest rate risk, its primary market risk exposure with respect to notes receivable, by limiting the terms of notes receivable to no more than five years.


Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------
The following financial statements and related information as of and for the years ended December 31, 2003, 2002, and 2001 are included in Item 8:

         Independent Auditors' Reports

         Statements of Net Assets as of December 31, 2003 and 2002
                  (Liquidation Basis)

         Statements of Changes in Net Assets (Liquidation Basis) for the Years Ended December 31, 2003, 2002, and 2001

         Statements of Cash Flows for the Years Ended December 31, 2003,
                  2002, and 2001
         Notes to Financial Statements

McGLADREY & PULLEN
CERTIFIED PUBLIC ACCOUNTANTS



Independent Auditor's Report


To the Partners
Telecommunications Income Fund X, L.P.
Marion, Iowa

We have audited the accompanying statement of net assets (liquidation basis) of Telecommunications Income Fund X, L.P. (the "Partnership") as of December 31, 2003, and the related statements of changes in net assets (liquidation basis) and of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Partnership agreement required that the orderly liquidation of the Partnership's net assets to begin on December 31, 1999, and the Partnership commenced liquidation shortly thereafter. As a result, the Partnership changed its basis of accounting from the going-concern basis to the liquidation basis effective December 31, 1999.

In our opinion, such financial statements present fairly, in all material respects, the net assets of Telecommunications Income Fund X, L.P. at December 31, 2003, and the changes in its net assets and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America on the basis described in Note 1.

As discussed in Note 1 to the financial statements, because of the inherent uncertainty of valuation when an entity is in liquidation, the amounts realizable from the disposition of the remaining assets may differ materially from the amounts shown in the accompanying financial statements.


                                            /s/  McGladrey & Pullen, LLP
                                            -----------------------------------
                                                 McGladrey & Pullen, LLP


Cedar Rapids, Iowa
January 29, 2004



McGladrey & Pullen, LLP is a member firm of RSM International - an affiliation of separate and independent legal entities.

INDEPENDENT AUDITORS' REPORT



To the Partners
Telecommunications Income Fund X, L.P.

We have audited the accompanying statement of net assets (liquidation basis) of Telecommunications Income Fund X, L.P. (the "Partnership") as of December 31, 2002, and the related statements of changes in net assets (liquidation basis) and of cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets of Telecommunications Income Fund X, L.P. at December 31, 2002, and the changes in its net assets and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America on the basis described in Note 1.

As discussed in Note 1 to the financial statements, because of the inherent uncertainty of valuation when an entity is in liquidation, the amounts realizable from the disposition of the remaining assets may differ materially from the amounts shown in the accompanying financial statements.

/s/  DELOITTE & TOUCHE LLP
-----------------------------
     DELOITTE & TOUCHE LLP


Cedar Rapids, Iowa
March 10, 2003


Telecommunications Income Fund X, L.P.

Statements of Net Assets (Liquidation Basis)
December 31, 2003 and 2002



Assets                                                           2003       2002
----------------------------------------------------------------------------------
Cash and cash equivalents                                      $111,642   $ 49,000
Not readily marketable equity security (Note 2)                 120,907     59,250
Net investment in direct financing leases and
  notes receivable (Notes 3 and 4)                               60,009    177,900
Other assets                                                     23,178     56,036
                                                               --------   --------
                                                               $315,736   $342,186
                                                               ========   ========


Liabilities and Net Assets
----------------------------------------------------------------------------------

Accounts payable                                               $ 21,796   $ 34,797
Lease security deposits                                            --          592
Reserve for estimated costs during the period of liquidation     61,900    120,249
                                                               --------   --------
                                                                 83,696    155,638
                                                               --------   --------

Contingency (Note 9)


Net assets                                                      232,040    186,548
                                                               --------   --------
                                                               $315,736   $342,186
                                                               ========   ========


See Notes to Financial Statements.

                                        10

Telecommunications Income Fund X, L.P.

Statements of Changes in Net Assets (Liquidation Basis)
Years Ended December 31, 2003, 2002, and 2001



--------------------------------------------------------------------------------

Net assets, December 31, 2000                                       $ 4,825,280
  Income from direct financing leases                                    70,465
  Interest and other income                                              29,781
  Change in estimate of liquidation value of net assets (Note 1)     (3,425,724)
  Distributions to partners ($11.93 per unit) (Note 6)               (1,049,864)
  Withdrawals of limited partners                                       (16,234)
                                                                    -----------
Net assets, December 31, 2001                                           433,704
  Income from direct financing leases                                     2,901
  Interest and other income                                              17,082
  Change in estimate of liquidation value of net assets (Note 1)       (264,525)
  Withdrawals of limited partners                                        (2,614)
                                                                    -----------
Net assets, December 31, 2002                                           186,548
  Income from direct financing leases                                       157
  Interest and other income                                              18,793
  Change in estimate of liquidation value of net assets (Note 1)        107,912
  Distributions to partners ($.92 per unit) (Note 6)                    (80,000)
  Withdrawals of limited partners                                        (1,370)
                                                                    -----------
Net assets, December 31, 2003                                       $   232,040
                                                                    ===========


See Notes to Financial Statements.



Telecommunications Income Fund X, L.P.

Statements of Cash Flows
Years Ended December 31, 2003, 2002, and 2001


                                                                  2003           2002           2001
-------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Change in net assets excluding distributions and
    withdrawals                                               $   126,862    $  (244,542)   $(3,325,478)
  Adjustments to reconcile to net cash (used in)
    operating activities:
    Liquidation basis adjustments                                (107,912)       264,525      3,425,724
    Changes in operating assets and liabilities:
      Other assets                                                 32,858         12,807        (25,578)
      Accounts payable                                            (13,001)       (28,166)      (151,994)
      Reserve for estimated costs during liquidation period       (91,835)      (169,825)      (208,991)
                                                              -----------    -----------    -----------
         Net cash (used in) operating activities                  (53,028)      (165,201)      (286,317)
                                                              -----------    -----------    -----------

Cash Flows from Investing Activities:
  Proceeds from sale of equipment under
    operating leases                                                 --             --          240,460
  Repayments of direct financing leases                             2,960         90,946        505,702
  Proceeds from sale or termination of direct
    financing leases                                               65,915         58,575        300,811
  Repayments of notes receivable                                  128,757         42,487          7,588
  Net lease security deposits paid                                   (592)       (21,390)        (6,550)
                                                              -----------    -----------    -----------
         Net cash provided by investing activities                197,040        170,618      1,048,011
                                                              -----------    -----------    -----------

Cash Flows (Used In) Financing Activities,
  distributions and withdrawals paid to partners                  (81,370)        (2,614)    (1,066,098)
                                                              -----------    -----------    -----------

         Net increase (decrease) in cash and
         cash equivalents                                          62,642          2,803       (304,404)

Cash and cash equivalents:
  Beginning                                                        49,000         46,197        350,601
                                                              -----------    -----------    -----------
  Ending                                                      $   111,642    $    49,000    $    46,197
                                                              ===========    ===========    ===========

Supplemental Disclosures of Noncash Investing and
  Financing Activities:
  Conversion of equipment held for sale to notes receivable   $      --      $      --      $   176,000
  Conversion of leases to notes receivable                           --          129,387           --


See Notes to Financial Statements.

                                                   12



Telecommunications Income Fund X, L.P.

Notes to Financial Statements


--------------------------------------------------------------------------------
Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:

     Telecommunications Income Fund X, L.P. (the "Partnership") was formed on
     April 20, 1993 under the Iowa Limited Partnership Act. The general partner is Commercial Power Finance, Inc. (the "General Partner"), which changed its name from Berthel Fisher & Company Leasing, Inc. in March 2004, an Iowa corporation. During its offering period, the Partnership sold 90,470 units of partnership interests at a price per unit of $250.

     The Partnership operates in one segment. The Partnership's operations are conducted throughout the United States. The Partnership primarily acquired equipment for lease to third parties under a direct finance arrangement.
     Certain agreements exceed 10% of the Partnership's direct finance lease portfolio (see Note 3). The Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of Partnership assets on January 1, 2000 as required by the Partnership agreement. The Partnership was required to dissolve on December 31, 2002 (see Note 6). State law allows the Partnership a reasonable period of time to complete the dissolution.

Significant accounting policies:

     Basis of presentation: The Partnership began the orderly liquidation of Partnership assets in January 2000 as discussed above. As a result, on December 31, 1999 the Partnership adopted the liquidation basis of accounting. The statements of net assets and the statements of changes in net assets have been prepared on the liquidation basis. Accordingly, assets have been valued at an estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation.

     Changes in the estimated liquidation value of net assets during the years ended December 31, 2003, 2002 and 2001 are summarized as follows:


                                                              2003           2002          2001
                                                          -----------------------------------------
       Change in estimate of liquidation value of:
         Securities                                       $    61,657    $    20,664    $  (954,291)
         Direct financing leases and notes receivable          55,356       (122,630)    (1,151,249)
         Equipment held for sale                                 --             --       (1,286,184)
         Other assets                                          24,385        (47,485)          --
         Reserve for estimated costs during the
         period of liquidation                                (33,486)      (115,074)       (34,000)
                                                          -----------    -----------    -----------
                                                          $   107,912    $  (264,525)   $(3,425,724)
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

                                       13

Telecommunications Income Fund X, L.P.

Notes to Financial Statements


--------------------------------------------------------------------------------
Note 1.   Nature of Business and Significant Accounting Policies (Continued)

     Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimated. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the net realizable values of the Partnership's assets and the reserve for estimated costs during the period of liquidation.

     The Partnership's equity security at December 31, 2003 consists of a common stock investment in one company. A prospective buyer may require a substantially lower price than currently estimated and the prospects of this company may deteriorate. These factors, among others, could have a material near-term impact on the net realizable value of its equity security.

     The Partnership's notes receivable are with customers that are in the entrepreneurial stage and, therefore, are highly leveraged and require financing in place of or to supplement financing from banks. Also, the market for pay telephone equipment is volatile. Although the Partnership attempts to mitigate its credit risk through timely collection efforts, failure of the Partnership's customers to make scheduled payments under their equipment leases and notes receivable could have a material near-term impact on the net realizable value of leases and notes receivable.

     Certain risk concentrations: The Partnership's portfolio of leases and notes receivable are concentrated in the pay telephone/telecommunications industry representing approximately 100% and 99% as of December 31, 2003 and 2002, respectively, of the Partnership's direct finance lease and notes receivable portfolio.

     Two customers account for 100% of the Partnership's net investment in direct financing leases and notes receivable portfolio at December 31, 2003 (two customers represented 95% at December 31, 2002).

     Related party transactions: In fulfilling its role as general partner, Commercial Power Finance, Inc. enters into transactions with the Partnership in the normal course of business. Further, the Partnership also enters into transactions with affiliates of Commercial Power Finance, Inc. These transactions are set forth in the notes that follow. Management is of the opinion that these transactions are in accordance with the terms of the Agreement of Limited Partnership.

     Cash and cash equivalents: The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Equity security: The Partnership's common equity security is restricted as to sale in the public market under rules of the Securities and Exchange Commission. The common equity security is valued at an estimated discount from the published market price reflective of its more illiquid nature.

Telecommunications Income Fund X, L.P.

Notes to Financial Statements


--------------------------------------------------------------------------------
Note 1.   Nature of Business and Significant Accounting Policies (Continued)

     Net investment in direct financing leases: The Partnership's primary activity consists of leasing telecommunications equipment under direct financing leases generally over a period of three to five years. At the time of closing a direct financing lease, the Partnership recorded the gross lease contract receivable, the estimated unguaranteed residual value, and unearned lease income. The unearned lease income represents the excess of the gross lease receivable plus the estimated unguaranteed residual value over the cost of the equipment leased. In addition, the Partnership capitalized all initial direct costs associated with originating the direct financing lease. The unearned income and initial direct costs are amortized to income over the lease term so as to produce a constant periodic rate-of-return on the net investment in the lease. Lessees are responsible for all taxes, insurance, and maintenance costs.

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

     Notes receivable: Notes receivable are carried at the principal balance outstanding. Interest income on notes receivable is accrued based on the principal amount outstanding.

     Allowance for possible loan and lease losses: The Partnership performed credit evaluations prior to approval of a loan and lease. Subsequently, the creditworthiness of the customer and the value of the underlying assets are monitored on an ongoing basis. Under its lease agreements, the Partnership retains legal ownership of the leased asset. The Partnership maintains an allowance for possible loan and lease losses which could arise should customers become unable to discharge their obligations under the loan and lease agreements. The allowance for possible loan and lease losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan and lease portfolio. The allowance is based upon a continuing review of past loss experience, current economic conditions, delinquent loans and leases, an estimate of potential loss exposure on significant customers in adverse situations, and the underlying asset value. The consideration of such future potential losses also includes an evaluation for other than temporary declines in value of the underlying assets. Loans and leases, which are deemed uncoIIectible, are charged off and deducted from the allowance. The provision for possible loan and lease losses and recoveries are added to the allowance.

     Net realizable value of net investment in direct financing leases and notes receivable: Management, in arriving at the net realizable value of the Partnership's net investment in direct financing leases and notes receivable, considered the contractual repayment schedule, the estimated duration of the liquidation period, the customer and industry concentration risks, and interest rate levels, among other factors, in arriving at a discount to apply to the portfolio to estimate its net realizable value.

     Tax status: Under present income tax laws, the Partnership is not liable for income taxes, as each partner recognizes a proportionate share of the Partnership's income or loss in their income tax return. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

     Distributions per partnership unit: Distributions per partnership unit is based on the weighted average number of units outstanding (including both General and limited partners' units).



Telecommunications Income Fund X, L.P.

Notes to Financial Statements


--------------------------------------------------------------------------------
Note 2.   Equity Security

The Partnership's not readily marketable equity security consists of the following at December 31, 2003 and 2002:

                                                            2003        2002
                                                          ---------   ---------
592,500 shares of common stock of Murdock Communications
   Corporation as of December 31, 2002                    $    --     $  59,250
1,343,407 shares of common stock of Polar Molecular
   Holding Corporation as of December 31, 2003              120,907        --
                                                          ---------   ---------
                                                          $ 120,907   $  59,250
                                                          =========   =========

In July 2003, Murdock merged with Polar, a company that has historically had operating losses, and therefore, the equity price can be volatile. The
Partnership holds 1,343,407 shares of Polar and as of December 31, 2003, the total amount at risk was $120,907. Polar is valued at the market price less a discount for the lack of marketability. The Partnership is subject to a lock-up agreement with respect to selling these shares until July 2004. No assurance can be given that any value can be realized from this investment.

Note 3.  Net Investment in Direct Financing Leases and Notes Receivable

The Partnership's net investment in direct financing leases and notes receivable consists of the following at December 31, 2003 and 2002:


                                                                    2003         2002
                                                                  ---------    ---------
   Minimum lease payments receivable                              $    --      $   3,116
   Estimated unguaranteed residual values                              --          1,100
   Unamortized initial direct costs                                    --              1
   Unearned income                                                     --           (157)
   Notes receivable collateralized by payphones, 8.35% average
     rate, maturing in 2004 through 2006                            120,009      244,896
   Adjustment to net realizable value                               (60,000)     (71,056)
                                                                  ---------    ---------
             Net investment in direct financing leases and
             notes receivable                                     $  60,009    $ 177,900
                                                                  =========    =========

                                            16

Telecommunications Income Fund X, L.P.

Notes to Financial Statements


--------------------------------------------------------------------------------
Note 3.   Net Investment in Direct Financing Leases and Notes Receivable
          (Continued)

At December 31, 2003, the contractual maturities of notes receivable was as follows:


  Year ending December 31:
    2004                           $ 112,802
    2005                               4,156
    2006                               3,051
    2007                                --
                                   ---------
                                   $ 120,009
                                   =========

Two customers accounting for 10% or more of the amount of income from direct financing leases during one or more of the years presented are as follows:


                                   2003               2002               2001
                                   ------------------------------------------

Customer A                         73%                71%                 4%
Customer B                         --                 --                 47


Note      4. Allowance for Possible Loan and Lease Losses

The changes in the allowance for possible loan and lease losses for the years ended December 31, 2003, 2002, and 2001 are as follows:

                                          2003           2002           2001
                                      -----------------------------------------

  Balance, beginning                  $    68,541    $   216,431    $   758,935
    Provision                             (29,723)        95,000      1,239,000
    Charge-offs, net of recoveries         44,282       (242,890)    (1,781,504)
                                      -----------    -----------    -----------
  Balance, ending                     $    83,100    $    68,541    $   216,431
                                      ===========    ===========    ===========

The allowance for possible loan and lease losses consisted of specific allowances for leases and notes receivable of none, none, and $185,000 and a general unallocated allowance of $83,100, $68,541, and $31,431, respectively, at December 31, 2003, 2002, and 2001. As of December 31, 2003, $60,000 of the
allowance is included in the net realizable value adjustment discussed in Note 3; the remainder of $23,100 is applied to the other assets. At December 31, 2002 and 2001 the entire allowance is included in the estimated net realizable value adjustment discussed in Note 3. At December 31, 2003 and 2002, the Partnership had no customers with payments over 90 days past due.

Telecommunications Income Fund X, L.P.

Notes to Financial Statements


--------------------------------------------------------------------------------
Note 5.   Equipment Held for Sale

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

The significant loss on equipment in 2001 occurred because pay phone site lease contracts were not accepted by the trustee during bankruptcy of Alpha Telecommunications, Inc. Without the contracts in place, the value of the pay phones decreased significantly. Additionally, the market value of pay phones decreased due to the general decline experienced in the industry during 2001.

Note 6.   Limited Partnership Agreement

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



Telecommunications Income Fund X, L.P.

Notes to Financial Statements


--------------------------------------------------------------------------------
Note 6.       Limited Partnership Agreement (Continued)

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

Note 7.   Administrative Services Agreement

The General Partner is reimbursed for certain other costs under an administrative services agreement. Amounts incurred by the Partnership pursuant to this agreement amounted to $42,000, $54,000, and $90,000 for the years ended
December 31, 2003, 2002, and 2001, respectively.

Note 8.   Reconciliation of Financial and Income Tax Reporting Basis

A reconciliation of the change in net assets (excluding distributions and withdrawals) for financial reporting purposes with net income (loss) reported for income tax purposes for the years ended December 31, 2003, 2003, and 2001 is as follows:


                                             2003                          2002                      2001
                                     ------------------------------------------------------------------------------
                                       Amount       Per Unit        Amount     Per Unit      Amount       Per Unit
                                     ------------------------------------------------------------------------------
Change in net assets (excluding
  distributions and withdrawals)
  for financial reporting purposes   $   126,862    $   1.47    $  (244,542)   $  (2.81)  $(3,325,478)   $  (37.80)
Adjustments to convert direct
  financing leases to operating
  leases for income tax purposes           2,104         .02       (212,152)      (2.44)   (1,525,188)      (17.33)
Net change in allowance for
  possible loan and lease losses         230,314        2.66       (242,890)      (2.79)   (1,781,504)      (20.24)
Gain (loss) on lease
  terminations                              --         --           266,111        3.06      (389,742)       (4.43)
Impairment of investment                    --         --             --          --          (1,236,869)   (14.06)
Net realizable value adjustments        (107,912)      (1.25)       264,525        3.04     3,425,724        38.93
                                     -----------    --------    -----------    --------    -----------    --------
         Net income (loss) for
         income tax reporting
         purposes                    $   251,368    $   2.90    $  (168,948)   $  (1.94)   $(4,833,057)   $ (54.93)
                                     ===========    ========    ===========    ========    ===========    ========

                                                         19



Telecommunications Income Fund X, L.P.

Notes to Financial Statements


--------------------------------------------------------------------------------
Note 9.   Contingency

Berthel Fisher & Company (BFC), the parent of the General Partner, had
$2,242,000 of unsecured debt that was due December 31, 2002. This debt was refinanced in January 2004 with new notes payable due June 2008. BFC raised
$725,000 under the debt offering and $712,000 of the $2,242,000 debt due in 2002 was rolled over into the new debt issue. In addition, BFC issued a note payable to a bank for $1,000,000. The proceeds raised were used to payoff the $1,530,000 of unsecured debt that was not rolled over into the new debt issue.

The General Partner has $1,900,000 of notes payable due December 31, 2004 and may not have sufficient liquid assets to repay the notes payable and could impact its ability to continue as a going-concern. The General Partner is pursuing refinancing and other alternatives to meet its obligations. No assurance can be provided that the General Partner will be successful in its efforts.

Note 10. Quarterly Financial Information (Unaudited)


                                        First       Second      Third       Fourth       Total
                                      -----------------------------------------------------------
                                                                2003
                                      -----------------------------------------------------------
Income from direct financing leases
  Interest and other income           $   7,104    $   3,457   $  5,632    $   2,757    $  18,950
Distributions                              --          --          --        (80,000)     (80,000)
Withdrawals of limited partners            (341)         (89)      --           (940)      (1,370)
Change in estimate of liquidation
  value of net assets                   (19,273)     139,236    (99,901)      87,850      107,912
                                      ---------    ---------   ---------   ---------    ---------
                                      $ (12,510)   $ 142,604   $(94,269)   $   9,667    $  45,492
                                      =========    =========   =========   =========    =========

                                                                 2002
                                      -----------------------------------------------------------

Income from direct financing leases
Interest and other income             $   6,519    $   8,208   $   2,050   $   3,206    $  19,983
Withdrawals of limited partners            (507)        (776)       (818)       (513)      (2,614)
Change in estimate of liquidation
  value of net assets                   (12,801)    (156,138)     41,826    (137,412)    (264,525)
                                      ---------    ---------   ---------   ---------    ---------
                                      $  (6,789)   $(148,706)  $  43,058   $(134,719)   $(247.156)
                                      =========    =========   =========   =========    =========

The change in estimate of liquidation value of net assets in the fourth quarter is due to a decrease in the provision for possible loan and lease losses of $79,723. The change in estimate of liquidation value of net assets in the second quarter of 2002 includes a provision for possible loan and lease losses of $30,000, primarily the result of a deterioration in the value of the phones and other equipment under certain lease and note contracts, and an increase in the estimated costs expected during the period of liquidation of $97,074.

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

                                       20

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------
On October 13, 2003, Telecommunications Income Fund X, L.P. notified Deloitte & Touche (Deloitte) that it would be dismissing Deloitte and appointing a new independent certifying accountant for the current fiscal year. The Partnership has engaged McGladrey & Pullen, LLP as its new independent certifying accountant for the current fiscal year.

Prior to such notification, the Partnership did not consult with McGladrey & Pullen, LLP regarding the application of accounting principles to a specific completed or contemplated transaction or any matter that was either the subject of a disagreement or a reportable event. The Partnership also did not consult with McGladrey & Pullen, LLP regarding the type of opinion that might be rendered on the Partnership's financial statements.

The reports of Deloitte on the Partnership's financial statements for the fiscal years ended December 31, 2002 and 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than the reports included an explanatory paragraph as to the uncertainty of valuation of an entity in liquidation and the amounts realizable from the disposition of the remaining assets. In connection with its audits for the fiscal years ended December 31, 2002 and 2001 and the subsequent interim accounting period preceding the Partnership's notification to Deloitte of its intention to dismiss such firm, there has been no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of Deloitte, would have caused such firm to make reference to the subject matter of the disagreement(s) in connection with this report.

The Audit Committee of the Parent of the General Partner participated in and approved the decision to change the Partnership's external auditors and the Board made the appointment.


Item 9A. Controls and Procedures
--------------------------------
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange of 1934 is recorded, processed, summarized, and timely reported as provided in the SEC's rules and forms.

Changes in Internal Controls
No changes occurred since the quarter ended September 30, 2003 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    Part III

Item 10. Directors & Executive Officers of the Registrant
---------------------------------------------------------
A: The General Partner of the registrant:
         Commercial Power Finance, Inc., an Iowa corporation.

B: Executive officers of the General Partner of the Registrant:

Thomas J. Berthel (age 52) - Mr. Berthel is the Chief Executive Officer, President, and Director of the General Partner, a position he has held since the General Partner's inception in 1988. Mr. Berthel is also President and a Director of the General Partner's parent, Berthel Fisher & Company ("Berthel Fisher"), which he founded in 1985, and Berthel Fisher's other subsidiaries, Berthel Fisher & Company Financial Services, Inc.; Berthel Fisher & Company Management Corp.; Berthel Fisher & Company Planning, Inc.; and one other corporation which acts as general partner of a separate private program. He also serves as the Chairman of the Board and Director of Amana Colonies Golf Course, Inc. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). From 1974 to 1982, Mr. Berthel was President and majority shareholder of Insurance Planning Services Corporation in Maquoketa, Iowa, which was engaged in the operation of a securities and insurance business. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. Mr. Berthel is also a Certified Life Underwriter. Mr. Berthel also serves as an individual general partner of the limited partnership referred to above. Mr. Berthel received a MBA degree from the University of Iowa in 1993.

Ronald O. Brendengen (age 49) - Mr. Brendengen is the Treasurer, Chief Operating Officer, Chief Financial Officer, and a Director (1988 to present) of the General Partner. He was elected to his current offices in October 1996. He served as Treasurer and Chief Financial Officer since October 1996. He has also served as Secretary (1994 - March, 1995), Treasurer (1988 - August 1995) and Chief Financial Officer (1994 - August 1995) of the General Partner. He served as Controller (1985-1993), Treasurer (1987-present), Chief Financial Officer, Secretary and a Director (1987-present), and was also elected Chief Operating Officer in January 1998, of Berthel Fisher & Company, the parent company of the General Partner. Mr. Brendengen serves as the Treasurer, Chief Financial Officer and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. He also serves in various offices and as a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.



Item 11. Executive Compensation
-------------------------------
Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last three years to the General Partner:


(A)                                  (B)             (C)                         (C1)            (C2)               (D)
                                                                                                  Securities of
                                                                                                  property
                                                                                                  insurance         Aggregate
                                                                                                  benefits or       of
                                                      Cash and Cash                               reimbursement     contingent
Name of individual                   Year             equivalent forms                            personal          or forms of
and capacities served                Ended            of remuneration            Fees             benefits          remuneration
---------------------------------------------------------------------------------------------------------------------------------
Commercial Power Finance, Inc.       2003             $0                         $    42,000      $0                $0
(General Partner)                    2002             $0                         $    54,000      $0                $0
                                     2001             $0                         $    90,000      $0                $0

                                                                23



Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the Partnership Units.

     (b) The General Partner of the Registrant owns Units of the Registrant set forth in the following table.


      (1)                    (2)                                 (3)               (4)

                    Name and Address of                Amount and Nature of     Percent
Title of Class      Beneficial Ownership               Beneficial Ownership     of Class
--------------      --------------------               --------------------     --------
Units               Commercial Power Finance, Inc.     Forty (40) Units;        0.05%
                    701 Tama Street                    sole owner.
                    Marion, IA 52302


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------
Related party transactions are described in Note 8 of the notes to the financial statements.


Item 14. Principal Accountant Fees and Services
-----------------------------------------------
Audit and Non-Audit Fees
The following table presents fees for professional audit services rendered by
McGladrey & Pullen, LLP for the audit of Telecommunications Income Fund X, L.P.
annual financial statements for the year ended December 31, 2003, and fees billed for other services rendered by McGladrey & Pullen, LLP and RSM McGladrey,
Inc. (an affiliate of McGladrey & Pullen, LLP).

2003
---------------
Audit Fees (1)                           $  9,875
Audit-Related Fees                            -0-
Tax Services                                  -0-
All Other Fees                                -0-

(1) Audit fees consist of fees for professional services rendered for the audit of Telecommunications Income Fund X, L.P.'s (the "Partnership") financial statements and review of financial statements included in Partnership's third quarter report and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

                                       24

                                     Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------
(a) 1. Financial Statements.
                                                                        Page No.
         Statements of Net Assets as of December 31, 2003 and 2002
         (Liquidation Basis)                                               10

         Statements of Changes in Net Assets (Liquidation Basis)
         for the Years Ended December 31, 2003, 2002, and 2001             11

         Statements of Cash Flows
         for the Years Ended December 31, 2003, 2002, and 2001             12

         Notes to Financial Statements                                     13


     2. Financial Statements Schedules
         Information pursuant to Rule 12-09 (Schedule II) is included in the financial statements and notes thereto.

     3. Exhibits
         3,4 Amended and Restated Agreement of Telecommunications
         Income Fund X, L.P. currently in effect dated as of August 19, 1993(1)

         31.1 Certification of Chief Executive Officer
         31.2 Certification of Chief Financial Officer
         32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
         32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

 (b) Reports on Form 8-K
         A report was filed on October 16, 2003 for a Change in Registrant's Certifying Accountant.

-----------------------------------------------------------------------

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

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------
                                  (Registrant)

By Commercial Power Finance, Inc.

By:  /s/  Thomas J. Berthel                             Date:    March 29, 2004
    --------------------------------
          Thomas J. Berthel
          President

By Commercial Power Finance, Inc.

By:  /s/  Ronald O. Brendengen                          Date:    March 29, 2004
    --------------------------------
          Ronald O. Brendengen
          Chief Financial Officer, Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  Thomas J. Berthel                                  Date:    March 29, 2004
------------------------------------
     Thomas J. Berthel
     Chief Executive Officer
     President, Director
     Commercial Power Finance, Inc.
     Corporate General Partner

/s/  Ronald O. Brendengen                               Date:    March 29, 2004
------------------------------------
     Ronald O. Brendengen
     Treasurer, Director
     Commercial Power Finance, Inc.
     Corporate General Partner

/s/  Daniel P. Wegmann                                  Date:    March 29, 2004
------------------------------------
     Daniel P. Wegmann
     Controller
     Commercial Power Finance, Inc.
     Corporate General Partner

/s/  Leslie D. Smith                                    Date:    March 29, 2004
------------------------------------
     Leslie D. Smith
     Director
     Commercial Power Finance, Inc.
     Corporate General Partner