Form 10QSB
period 2004-03-31
TELECOMMUNICATIONS INCOME FUND X LP
filed 2004-05-10
CIK 904005

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2004

                        Commission File Number: 000-25574

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
         ---------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

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

                    Issuer's telephone number: (319) 447-5700

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                   Limited Partnership Interest (the "Units")
                   ------------------------------------------
                                 Title of Class

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
                           [X]  Yes         [  ]  No



As of April 16, 2004, 86,252 units were issued and outstanding.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                      INDEX



                                                                           Page
Part I. FINANCIAL INFORMATION                                              ----
-----------------------------

Item 1. Financial Statements (unaudited)

         Statements of Net Assets (Liquidation Basis)-
         March 31, 2004 and December 31, 2003                                3

         Statement of Changes in Net Assets (Liquidation Basis)-
         three months ended March 31, 2004 and 2003                          4

         Statements of Cash Flows-three months ended March 31,
         2004 and 2003                                                       5

         Notes to Financial Statements                                       6


Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           7


Item 3.  Controls and Procedures                                             8


Part II. OTHER INFORMATION
--------------------------

Item 6. Exhibits                                                             8

Signatures                                                                   9

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
            STATEMENTS OF NET ASSETS (LIQUIDATION BASIS) (UNAUDITED)



                                                     March 31,     December 31,
                                                       2004           2003
                                                     --------       --------
ASSETS
Cash and cash equivalents                            $100,321       $111,642
Not readily marketable equity security                204,870        120,907
Notes receivable, net (Note B)                         55,203         60,009
Other assets                                           19,474         23,178
                                                     --------       --------

TOTAL ASSETS                                         $379,868       $315,736
                                                     ========       ========


LIABILITIES
Accounts payable                                     $ 35,500       $ 21,796
Reserve for estimated costs during the
   period of liquidation                               45,648         61,900
                                                     --------       --------

TOTAL LIABILITIES                                      81,148         83,696
                                                     --------       --------

CONTINGENCY (Note C)

NET ASSETS                                            298,720        232,040
                                                     --------       --------

                                                     $379,868       $315,736
                                                     ========       ========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                       STATEMENT OF CHANGES IN NET ASSETS
                         (LIQUIDATION BASIS) (UNAUDITED)



                                                          Three Months Ended
                                                               March 31
                                                         2004            2003
                                                         ----            ----
Net assets at beginning of period                     $ 232,040       $ 186,548

Income from direct financing leases,
   interest, and other income                             2,717           7,104

Withdrawals of limited partners                             -0-            (341)

Change in estimate of liquidation
   value of net assets                                   63,963         (19,273)
                                                      ---------       ---------

Net assets at end of period                           $ 298,720       $ 174,038
                                                      =========       =========


See accompanying notes.


                          TELECOMMUNICATIONS INCOME FUND X, L.P.
                                 STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                                      Three Months Ended
                                                                    March 31,    March 31,
                                                                      2004         2003
                                                                    ---------    ---------
Operating Activities
Changes in net assets excluding withdrawals and distributions       $  66,680    $ (12,169)
Adjustments to reconcile to net cash from operating activities:
     Liquidation basis adjustments                                    (63,963)      19,273
Changes in operating assets and liabilities:
     Other assets                                                       3,704        2,324
     Accounts payable                                                  13,704       (3,831)
     Reserve for estimated costs during the period of liquidation     (36,252)     (56,428)
                                                                    ---------    ---------
Net cash from operating activities                                    (16,127)     (50,831)
                                                                    ---------    ---------

Investing Activities
Repayments of direct financing leases                                     -0-          649
Proceeds from termination of direct financing leases                      -0-          367
Net lease security deposits repaid                                        -0-         (158)
Repayments of notes receivable                                          4,806       95,649
                                                                    ---------    ---------
Net cash from investing activities                                      4,806       96,507
                                                                    ---------    ---------

Financing Activities
Withdrawals paid to partners                                              -0-         (341)
                                                                    ---------    ---------
Net cash from financing activities                                        -0-         (341)
                                                                    ---------    ---------

Net increase (decrease) in cash and cash equivalents                  (11,321)      45,335
Cash and cash equivalents at beginning of period                      111,642       49,000
                                                                    ---------    ---------
Cash and cash equivalents at end of period                          $ 100,321    $  94,335
                                                                    =========    =========


See accompanying notes.

                                            5

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2003.

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


NOTE B - NOTES RECEIVABLE, NET
The Partnership's net notes receivable consists of the following:

                                       (Liquidation Basis)   (Liquidation Basis)
                                          March 31, 2004      December 31, 2003
                                         ---------------       ---------------
  Notes receivable                       $       117,013       $       120,009
  Adjustment to net realizable value            (61,810)              (60,000)
                                         ---------------       ---------------
  Notes receivable, net                  $        55,203       $        60,009
                                         ===============       ===============


NOTE C - CONTINGENCY
The General Partner has $1,900,000 of notes payable due December 31, 2004 and may not have sufficient liquid assets to repay the notes payable which could impact its ability to continue as a going-concern. The General Partner is pursuing refinancing and other alternatives to meet its obligations. No assurance can be provided that the General Partner will be successful in its efforts.

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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $2,717 in income from direct financing leases, notes receivable, and other income during the first three months of 2004. Management increased its estimate of the liquidation value of net assets during the first three months of 2004 by $63,963. This increase was due to an increase in the estimated net realizable value of an equity security held by the Partnership of $83,963 offset by an increase in the estimated expenses of liquidation of $20,000. The Partnership has accrued the estimated expenses of liquidation, which is $45,648 at March 31, 2004. The General Partner reviews this estimate and will adjust quarterly, as needed.

Management is attempting to liquidate the remaining assets of the Partnership as soon as feasibly possible while trying to obtain the highest proceeds possible. The Partnership will make distributions to the partners, to the extent cash is available, as leases, notes receivable, equity securities, and other assets are collected or sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements. As of March 31, 2004, the Partnership had $100,321 of cash on hand.

As of March 31, 2004, no customers were over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those customer contracts. Management believes its reserves are adequate as of March 31, 2004. Management will monitor any past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's notes receivable are concentrated in pay telephones, representing 100% of the portfolio at March 31, 2004. One customer accounts for over 90% of the Partnership's notes receivable at March 31, 2004.

The General Partner has $1,900,000 of notes payable due December 31, 2004 and may not have sufficient liquid assets to repay the notes payable which could impact its ability to continue as a going-concern. The General Partner is pursuing refinancing and other alternatives to meet its obligations. No assurance can be provided that the General Partner will be successful in its efforts.

Market Risk
The table below provides information about the Partnership's not readily marketable equity security that is sensitive to price changes as of March 31, 2004.

                                          Carrying Amount         Fair Value
                                          ---------------         ----------
     Common Stock-Polar                    $     204,870         $     204,870
                                           =============         =============

The Partnership's primary market risk exposure is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the security held is derived from the underlying ability of the company invested in to satisfy debt obligations and their ability to maintain or improve common equity values. Polar has historically had operating losses and its equity price can be volatile. The Partnership holds 1,343,407 shares of Polar and at March 31, 2004, the total amount at risk was $204,870. Polar is valued at the market price less a discount for the lack of marketability. The Partnership is subject to lock-up agreement with respect to selling these shares until July, 2004. No assurance can be given that any value can be realized from this investment.

The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. The table presents the principal amounts and related weighted average interest rates by expected maturity dates as of March 31, 2004.

              Expected                        Fixed Rate            Average
              Maturity Date                Notes Receivable      Interest Rate
              -------------                ----------------      -------------
              2004                          $     109,806            8.1%
              2005                                  4,156            9.5%
              2006                                  3,051            9.5%
                                            -------------
              Total                         $     117,013
                                            =============
              Fair Value                    $      55,203
                                            =============

The Partnership manages interest rate risk, its primary market risk exposure with respect to notes receivable, by limiting the terms of notes receivable to no more than five years.

Item 3.  Controls and Procedures
         -----------------------
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange of 1934 is recorded, processed, summarized, and timely reported as provided in the SEC's rules and forms.

Changes in Internal Controls
No changes occurred since the quarter ended December 31, 2003 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



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


                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------
                                  (Registrant)


Date: May 10, 2004                          /s/  Ronald O. Brendengen
      ------------                          -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer,
                                                 Treasurer


Date: May 10, 2004                          /s/  Daniel P. Wegmann
      ------------                          -----------------------------------
                                                 Daniel P. Wegmann, Controller