Form 10QSB
period 2004-06-30
TELECOMMUNICATIONS INCOME FUND X LP
filed 2004-07-29
CIK 904005

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2004

                        Commission File Number: 000-25574

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------
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



As of July 14, 2004, 86,212 units were issued and outstanding.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                      INDEX



                                                                            Page
                                                                            ----
Part I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements (unaudited)

         Statements of Net Assets (Liquidation Basis)-
         June 30, 2004 and December 31, 2003                                   3

         Statement of Changes in Net Assets (Liquidation Basis)-
         three months ended and six months ended June 30, 2004 and 2003        4

         Statements of Cash Flows-six months ended June 30, 2004 and 2003      5

         Notes to Financial Statements                                         6


Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             7


Item 3. Controls and Procedures                                                8


Part II. OTHER INFORMATION
--------------------------

Item 6. Exhibits                                                               8

Signatures                                                                     9

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
            STATEMENTS OF NET ASSETS (LIQUIDATION BASIS) (UNAUDITED)


                                               June 30, 2004   December 31, 2003
                                               -------------   -----------------
ASSETS
Cash and cash equivalents                         $ 87,137          $111,642
Not readily marketable equity security              94,038           120,907
Notes receivable, net (Note B)                      46,611            60,009
Other assets                                        18,010            23,178
                                                  --------          --------

TOTAL ASSETS                                      $245,796          $315,736
                                                  ========          ========


LIABILITIES
Accounts payable                                  $ 20,966          $ 21,796
Reserve for estimated costs during the
   period of liquidation                            34,558            61,900
                                                  --------          --------

TOTAL LIABILITIES                                   55,524            83,696
                                                  --------          --------

CONTINGENCY (Note C)

NET ASSETS                                         190,272           232,040
                                                  --------          --------

                                                  $245,796          $315,736
                                                  ========          ========


See accompanying notes.


                        TELECOMMUNICATIONS INCOME FUND X, L.P.
                          STATEMENT OF CHANGES IN NET ASSETS
                            (LIQUIDATION BASIS) (UNAUDITED)



                                         Three Months Ended         Six Months Ended
                                              June 30                   June 30
                                         2004          2003        2004          2003
                                       ---------    ---------    ---------    ---------
Net assets at beginning of period      $ 298,720    $ 174,038    $ 232,040    $ 186,548

Income from direct financing leases,
   interest, and other income              2,487        3,457        5,204       10,561

Withdrawals of limited partners             (103)         (89)        (103)        (430)

Change in estimate of liquidation
   value of net assets                  (110,832)     139,236      (46,869)     119,963
                                       ---------    ---------    ---------    ---------

Net assets at end of period            $ 190,272    $ 316,642    $ 190,272    $ 316,642
                                       =========    =========    =========    =========


See accompanying notes.















                            TELECOMMUNICATIONS INCOME FUND X, L.P.
                                   STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                           Six Months Ended
                                                                    June 30, 2004    June 30, 2003
                                                                    -------------    -------------
Operating Activities
Changes in net assets excluding withdrawals and distributions         $ (41,665)       $ 130,524
Adjustments to reconcile to net cash from operating activities:
     Liquidation basis adjustments                                       46,869         (119,963)
Changes in operating assets and liabilities:
     Other assets                                                         5,168            4,025
     Accounts payable                                                      (830)          (4,883)
     Reserve for estimated costs during the period of liquidation       (47,342)         (58,590)
                                                                      ---------        ---------
Net cash from operating activities                                      (37,800)         (48,887)
                                                                      ---------        ---------

Investing Activities
Repayments of direct financing leases                                         0           11,775
Proceeds from termination of direct financing leases                          0              367
Net lease security deposits repaid                                            0             (414)
Repayments of notes receivable                                           13,398           99,041
                                                                      ---------        ---------
Net cash from investing activities                                       13,398          110,769
                                                                      ---------        ---------

Financing Activities
Withdrawals paid to partners                                               (103)            (430)
                                                                      ---------        ---------
Net cash from financing activities                                         (103)            (430)
                                                                      ---------        ---------

Net increase (decrease) in cash and cash equivalents                    (24,505)          61,452
Cash and cash equivalents at beginning of period                        111,642           49,000
                                                                      ---------        ---------
Cash and cash equivalents at end of period                            $  87,137        $ 110,452
                                                                      =========        =========


See accompanying notes.






                                               5

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2003.

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


NOTE B - NOTES RECEIVABLE, NET

The Partnership's net notes receivable consists of the following:

                                        (Liquidation Basis)  (Liquidation Basis)
                                           June 30, 2004      December 31, 2003
                                           -------------      -----------------

   Notes receivable                          $ 110,234            $ 120,009
   Adjustment to net realizable value          (63,623)             (60,000)
                                             ---------            ---------
   Notes receivable, net                     $  46,611            $  60,009
                                             =========            =========


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $5,204 in income from direct financing leases, notes receivable, and other income during the first six months of 2004. Management decreased its estimate of the liquidation value of net assets during the first six months of 2004 by $46,869. This decrease was due to a decrease in the estimated net realizable value of an equity security held by the Partnership of $26,869 and an increase in the estimated expenses of liquidation of $20,000. The Partnership has accrued the estimated expenses of liquidation, which is $34,558 at June 30, 2004. The General Partner reviews this estimate and will adjust quarterly, as needed.

Management is attempting to liquidate the remaining assets of the Partnership as soon as feasibly possible while trying to obtain the highest proceeds possible. The Partnership will make distributions to the partners, to the extent cash is available, as leases, notes receivable, equity securities, and other assets are collected or sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements. As of June 30, 2004, the Partnership had $87,137 of cash on hand.

As of June 30, 2004, no customers were over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those customer contracts. Management believes its reserves are adequate as of June 30, 2004. Management will monitor any past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's notes receivable are concentrated in pay telephones, representing 100% of the portfolio at June 30, 2004. One customer accounts for over 90% of the Partnership's notes receivable at June 30, 2004.

The General Partner has $1,900,000 of notes payable due December 31, 2004 and may not have sufficient liquid assets to repay the notes payable which could impact its ability to continue as a going-concern. The General Partner is pursuing refinancing and other alternatives to meet its obligations. No assurance can be provided that the General Partner will be successful in its efforts.

Market Risk

The table below provides information about the Partnership's not readily marketable equity security that is sensitive to price changes as of June 30, 2004.

                                                    Carrying Amount   Fair Value
                                                    ---------------   ----------

  Common Stock-Polar Molecular Holding Corporation      $94,038        $94,038
                                                        =======        =======

The Partnership's primary market risk exposure is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the security held is derived from the underlying ability of the company invested in to satisfy debt obligations and their ability to maintain or improve common equity values. Polar has historically had operating losses and its equity price can be volatile. The Partnership holds 1,343,407 shares of Polar and at June 30, 2004, the total amount at risk was $94,038. Polar is valued at the market price less a discount for the lack of marketability. The Partnership is subject to lock-up agreement with respect to selling these shares until July, 2004. No assurance can be given that any value can be realized from this investment.

The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. The table presents the principal amounts and related weighted average interest rates by expected maturity dates as of June 30, 2004.

            Expected                  Fixed Rate            Average
            Maturity Date          Notes Receivable      Interest Rate
            -------------          ----------------      -------------
            2004                     $    102,126             8.1%
            2005                            4,067             9.5%
            2006                            4,041             9.5%
                                     ------------
            Total                    $    110,234
                                     ============
            Fair Value               $     46,611
                                     ============

The Partnership manages interest rate risk, its primary market risk exposure with respect to notes receivable, by limiting the terms of notes receivable to no more than five years.

Item 3. Controls and Procedures
-------------------------------

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

Changes in Internal Controls

No changes occurred since the quarter ended March 31, 2004 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



                                     PART II
Item 6. Exhibits
----------------

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


                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------
                                  (Registrant)


Date: July 28, 2004                      /s/ Ronald O. Brendengen
-------------------                      ------------------------
                                         Ronald O. Brendengen, Chief Financial
                                         Officer, Treasurer


Date: July 28, 2004                      /s/ Daniel P. Wegmann
-------------------                      ---------------------
                                         Daniel P. Wegmann, Controller