Form 10QSB
period 2004-09-30
TELECOMMUNICATIONS INCOME FUND X LP
filed 2004-11-10
CIK 904005

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2004

                        Commission File Number: 000-25574

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
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

                   Limited Partnership Interest (the "Units")
                   -------------------------------------------
                                 Title of Class

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
                           [X]  Yes         [  ]  No

As of October 8, 2004, 86,177 units were issued and outstanding.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                      INDEX



                                                                            Page
                                                                            ----
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

         Statements of Net Assets (Liquidation Basis)-
         September 30, 2004 and December 31, 2003                              3

         Statement of Changes in Net Assets (Liquidation Basis)-
         three months ended and nine months ended September 30,
         2004 and 2003                                                         4

         Statements of Cash Flows-nine months ended September 30,
         2004 and 2003                                                         5

         Notes to Financial Statements                                         6


Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             7


Item 3.  Controls and Procedures                                               8


Part II. OTHER INFORMATION

Item 6. Exhibits                                                               8

Signatures                                                                     9



                        TELECOMMUNICATIONS INCOME FUND X, L.P.
               STATEMENTS OF NET ASSETS (LIQUIDATION BASIS) (UNAUDITED)



                                                       September 30,     December 31,
                                                           2004              2003
                                                         --------          --------
ASSETS
Cash and cash equivalents                                $105,770          $111,642
Not readily marketable equity security                     47,019           120,907
Notes receivable, net (Note B)                             31,381            60,009
Other assets                                                8,064            23,178
                                                         --------          --------

TOTAL ASSETS                                             $192,234          $315,736
                                                         ========          ========


LIABILITIES
Accounts payable                                         $ 15,315          $ 21,796
Reserve for estimated costs during the
   period of liquidation                                   31,397            61,900
                                                         --------          --------

TOTAL LIABILITIES                                          46,712            83,696
                                                         --------          --------

CONTINGENCY (Note C)

NET ASSETS                                                145,522           232,040
                                                         --------          --------

                                                         $192,234          $315,736
                                                         ========          ========


See accompanying notes.

                         TELECOMMUNICATIONS INCOME FUND X, L.P.
                           STATEMENT OF CHANGES IN NET ASSETS
                             (LIQUIDATION BASIS) (UNAUDITED)



                                         Three Months Ended         Nine Months Ended
                                             September 30              September 30
                                          2004         2003         2004         2003
                                          ----         ----         ----         ----
Net assets at beginning of period      $ 190,272    $ 316,642    $ 232,040    $ 186,548

Income from direct financing leases,
   interest, and other income              2,347        5,632        7,551       16,193

Withdrawals of limited partners              (78)         -0-         (181)        (430)

Change in estimate of liquidation
   value of net assets                   (47,019)     (99,901)     (93,888)      20,062
                                       ---------    ---------    ---------    ---------

Net assets at end of period            $ 145,522    $ 222,373    $ 145,522    $ 222,373
                                       =========    =========    =========    =========


See accompanying notes.

                           TELECOMMUNICATIONS INCOME FUND X, L.P.
                                  STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)



                                                                      Nine Months Ended
                                                                         September 30
                                                                       2004         2003
                                                                       ----         ----
Operating Activities
Changes in net assets excluding withdrawals and distributions       $ (86,337)   $  36,255
Adjustments to reconcile to net cash from operating activities:
     Liquidation basis adjustments                                     93,888      (20,062)
Changes in operating assets and liabilities:
     Other assets                                                      20,484       41,991
     Accounts payable                                                  (6,481)       1,014
     Reserve for estimated costs during the period of liquidation     (50,503)     (76,177)
                                                                    ---------    ---------
Net cash from operating activities                                    (28,949)     (16,979)
                                                                    ---------    ---------

Investing Activities
Repayments of direct financing leases                                     -0-       38,312
Proceeds from termination of direct financing leases                      -0-          368
Net lease security deposits repaid                                        -0-         (414)
Repayments of notes receivable                                         23,258      108,477
                                                                    ---------    ---------
Net cash from investing activities                                     23,258      146,743
                                                                    ---------    ---------

Financing Activities
Withdrawals paid to partners                                             (181)        (430)
                                                                    ---------    ---------
Net cash from financing activities                                       (181)        (430)
                                                                    ---------    ---------

Net increase (decrease) in cash and cash equivalents                   (5,872)     129,334
Cash and cash equivalents at beginning of period                      111,642       49,000
                                                                    ---------    ---------
Cash and cash equivalents at end of period                          $ 105,770    $ 178,334
                                                                    =========    =========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation
S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended
December 31, 2004. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2003.

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


NOTE B - NOTES RECEIVABLE, NET
The Partnership's net notes receivable consists of the following:

                                            (Liquidation Basis)     (Liquidation Basis)
                                            September 30, 2004       December 31, 2003
                                            ------------------       -----------------
     Notes receivable                         $       100,374         $       120,009
     Adjustment to net realizable value              (68,993)                (60,000)
                                              ---------------         ---------------
     Notes receivable, net                    $        31,381         $        60,009
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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $7,551 in income from direct financing leases, notes receivable, and other income during the first nine months of 2004. Management decreased its estimate of the liquidation value of net assets during the first nine months of 2004 by $93,888.
This decrease was due to a decrease in the estimated net realizable value of an equity security held by the Partnership of $73,888 and an increase in the estimated expenses of liquidation of $20,000. The Partnership has accrued the estimated expenses of liquidation, which is $31,397 at September 30, 2004. The
General Partner reviews this estimate and will adjust quarterly, as needed.

Management is attempting to liquidate the remaining assets of the Partnership as soon as feasibly possible while trying to obtain the highest proceeds possible.
The Partnership will make distributions to the partners, to the extent cash is available, as notes receivable, equity securities, and other assets are collected or sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements. As of September 30, 2004, the Partnership had $105,770 of cash on hand.

As of September 30, 2004, no customers were over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those customer contracts. Management believes its reserves are adequate as of September 30, 2004. Management will monitor any past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's notes receivable are concentrated in pay telephones, representing 100% of the portfolio at September 30, 2004. One customer accounts for over 90% of the Partnership's notes receivable at September 30, 2004.

The General Partner has $1,900,000 of notes payable due December 31, 2004 and may not have sufficient liquid assets to repay the notes payable which could impact its ability to continue as a going-concern. The General Partner is pursuing refinancing and other alternatives to meet its obligations. No assurance can be provided that the General Partner will be successful in its efforts.

Market Risk
The table below provides information about the Partnership's not readily marketable equity security that is sensitive to price changes as of September
30, 2004.

                                                           Carrying Amount         Fair Value
                                                           ---------------         ----------
     Common Stock-Polar Molecular Holding Corporation       $      47,019         $      47,019
                                                            =============         =============

The Partnership's primary market risk exposure is equity price. The
Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the security held is derived from the underlying ability of the company invested in to satisfy debt obligations and their ability to maintain or improve common equity values. Polar has historically had operating losses and its equity price can be volatile. The Partnership holds 1,343,407 shares of Polar and at September 30, 2004, the total amount at risk was $47,019. Polar is valued at the market price less a discount for the lack of marketability as these shares are unregistered. No assurance can be given that any value can be realized from this investment.

The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. The table presents the principal amounts and related weighted average interest rates by expected maturity dates as of September 30, 2004.

          Expected                        Fixed Rate            Average
          Maturity Date                Notes Receivable      Interest Rate
          -------------                ----------------      -------------
          2004                           $      93,215             8.1%
          2005                                   2,924             9.5%
          2006                                   4,235             9.5%
                                         -------------
          Total                          $     100,374
                                         =============
          Fair Value                     $      31,381
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

Changes in Internal Controls
No changes occurred since the quarter ended June 30, 2004 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



                                     PART II
Item 6.  Exhibits
Exhibit 31.1      Certification of Chief Executive Officer
Exhibit 31.2      Certification of Chief Financial Officer
Exhibit 32.1      Certification of Chief Executive Officer
                  Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2      Certification of Chief Financial Officer
                  Pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TELECOMMUNICATIONS INCOME FUND X, L.P.
                                          --------------------------------------
                                                        (Registrant)


Date: November 9, 2004                    /s/  Ronald O. Brendengen
      ----------------                    -------------------------------------
                                               Ronald O. Brendengen,
                                               Chief Financial Officer,
                                               Treasurer


Date: November 9, 2004                    /s/  Daniel P. Wegmann
      ----------------                    -------------------------------------
                                               Daniel P. Wegmann, Controller