Form 10KSB
period 2004-12-31
TELECOMMUNICATIONS INCOME FUND X LP
filed 2005-03-16
CIK 904005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X) Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from       to
                                                 -----    -----

                       Commission file number - 000-25574
                                                ---------


                     TELECOMMUNICATIONS INCOME FUND X, L.P.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Iowa                                                42-1401715
 ------------------------------                              ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                          701 Tama Street, Marion, Iowa             52302
                     --------------------------------------       --------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for most recent fiscal year:     $9,714

As of January 27, 2005, 86,177 units were issued and outstanding. Based on the book value of $1.19 per unit as of December 31, 2004, the aggregate market value at January 27, 2005 was $102,551.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of the Registration Statement on Form S-1, dated August 27, 1993 are incorporated by reference into Part III.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                         2004 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1.           Description of Business-------------------------------------3
Item 2.           Description of Property-------------------------------------4
Item 3.           Legal Proceedings-------------------------------------------4
Item 4.           Submission of Matters to a Vote of Unit Holders-------------4


                                     PART II

Item 5.           Market for the Registrant's Common Equity
                      and Related Stockholders Matters------------------------4
Item 6.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations---------------------5
Item 7.           Financial Statements----------------------------------------7
Item 8.           Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure-----------------19
Item 8A.          Controls and Procedures------------------------------------19


                                    PART III

Item 9.           Directors and Executive Officers of the Registrant---------20
Item 10.          Executive Compensation-------------------------------------21
Item 11.          Security Ownership of Certain Beneficial Owners
                      and Management and Related Stockholder Matters---------22
Item 12.          Certain Relationships and Related Transactions-------------22
Item 13.          Exhibits---------------------------------------------------22
Item 14.          Principal Accountant Fees and Services---------------------22

                  Signatures-------------------------------------------------23

                                     PART I

Item 1. Description of Business
-------------------------------
Telecommunications Income Fund X, L.P., an Iowa limited partnership (the "Partnership"), was organized on April 20, 1993. The general partner is Commercial Power Finance, Inc. (the "General Partner"), which changed its name from Berthel Fisher & Company Leasing, Inc. in March 2004, an Iowa corporation that has been in operation since 1988. The Partnership's business and the executive offices of the General Partner are located at 701 Tama Street, Marion, Iowa 52302. Substantially all of the voting stock of the General Partner is owned by Berthel Fisher & Company ("Berthel Fisher").

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

The principle objective of the Partnership is obtaining value from the sale and collection of the Partnership's portfolio of notes receivable and sale of other assets during the liquidating phase (the period during which the General Partner will liquidate the Partnership assets) and providing distributions to the partners during the liquidating phase.

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

The Partnership's leases and notes receivable are concentrated in pay telephones and represented 100% of the portfolio for the periods ended December 31, 2004 and 2003.

Two customers accounted for 100% of the Partnership's notes receivable portfolio at December 31, 2004 and 2003. The Partnership operates in one segment.

The Partnership has no employees and utilizes the administrative services of the General Partner for which it pays an administrative service fee.

Item 2. Description of Property
-------------------------------
The Partnership does not own or lease any real estate. The Partnership's materially important assets consist entirely of equipment under lease, primarily telecommunications equipment, as described in Item 1.

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

                                                  Number of Partners
          Title of Class                          at January 27, 2005
          -----------------------------------------------------------
          Limited Partners                                1,557
          General Partner                                     1

Through December 31, 2004, $17,867,518 has been paid in distributions to partners during the life of the Partnership. Distributions to partners on a per unit basis were $.93 in 2004, $.92 in 2003, $0 in 2002, $11.93 in 2001, and
$32.14 in 2000.



Item 6. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Selected Financial Data
                                                  YEAR ENDED DECEMBER 31 (Liquidation Basis)
-------------------------------------------------------------------------------------------------------------------
                                     2004              2003              2002             2001             2000
-------------------------------------------------------------------------------------------------------------------
   Total Assets                $     145,514     $     315,736    $      342,186    $     693,649    $    5,418,769
   Distributions to Partners          80,000            80,000               -0-        1,049,864         2,850,000
   Distributions per Unit                .93               .92               -0-            11.93             32.14
   Change in net assets, excluding
     distributions and withdrawals   (48,979)          126,862         (244,542)       (3,325,478)         (170,052)

The selected financial data was derived from the liquidation basis financial statements of the Partnership as of and for the years noted above. As of December 31, 1999, the Partnership adopted the liquidation basis of accounting.
Under liquidation basis accounting, assets are presented at estimated net realizable value and liabilities are presented at estimated settlement amounts.
The above selected financial data should be read in connection with the financial statements and related notes appearing elsewhere in this report.

Critical Accounting Policy
The Partnership's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjection decisions and assessments, management has identified it most critical accounting policies to be those related to the allowance for possible loan and lease losses and the reserve for estimated costs incurred during the period of liquidation. The Partnership's allowance for possible loan and lease loss and the reserve for estimated costs incurred during the period of liquidation methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for possible loan and lease losses that management believes is appropriate at each reporting date. Quantitative factors for the allowance for possible loan and lease loss include the Partnership's historical loss experience, delinquency trends, collateral values and other factors. Quantitative factors also incorporate known information about individual loans and leases. Quantitative factors for the reserve for estimated costs incurred during the period of liquidation include management's historical experience and estimated future costs. Qualitative factors for both the allowance and the reserve include the general economic environment in the Partnership's markets, including economic conditions throughout the Midwest and in particular the state of the telecommunications industry. Management may report a materially different amount for the provision for loan and lease losses and the reserve for estimated cost incurred during the period of liquidation in the statement of changes in net assets (liquidation basis) to change the allowance for possible loan and lease losses and the reserve for estimated cost incurred during the period of liquidation if its assessment of the above factors were different. Although management believes the levels of the allowance and the reserve as of both December 31, 2004 and 2003 were adequate to absorb losses inherent in the loan and lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

                                       5

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $9,714 in income from direct financing leases, notes receivable, and other income during 2004. Management decreased its estimate of the liquidation value of net assets during 2004 by $58,693. This decrease resulted primarily from the following: a decrease in the estimated value of equity securities of $77,246, an increase in the estimated net realizable value of the notes receivable and other assets of $38,553, and an increase in the reserve for estimated costs during the period of liquidation of $20,000. The Partnership has accrued the estimated expenses of liquidation including legal and accounting fees, administrative fees, and data processing and other expenses, which is $39,594 at December 31, 2004. The General Partner reviews this estimate and will adjust quarterly, as needed.

Management is attempting to liquidate the remaining assets of the Partnership as soon as feasibly possible while trying to obtain the highest proceeds possible. The Partnership will make distributions to the partners, to the extent cash is available, as notes receivable, equity securities, and other assets are collected or sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements. Through December 31, 2004, there have been distributions totalling $17,867,518. As of December 31, 2004 the Partnership had $46,069 of cash on hand.

As of December 31, 2004, no customers were over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those customer contracts. Management believes its reserves are adequate as of December 31, 2004. Management will monitor any past due contracts and take the necessary steps to protect the Partnership's investment.

The General Partner is engaged directly for its own account in the business of acquiring and leasing equipment. The General Partner serves as the general partner of Telecommunications Income Fund IX, L.P. ("TIF IX") and Telecommunications Income Fund XI, L.P. ("TIF XI"), publicly owned limited partnerships that are engaged in the equipment leasing business. TIF IX dissolved during 2004. Also, an affiliate of the General Partner is the general partner of a privately offered active limited partnership. As of December 31, 2004, the net proceeds of the private program and TIF XI have been invested in specific equipment. The activities of the General Partner, in regards to its other leasing activities, has had no impact on the Partnership to date in management's opinion.

The General Partner is not aware of any regulatory issues that may have a substantial negative impact on the telecommunications businesses to whom the Partnership leases equipment. There are and will continue to be regulatory issues in the telecommunications industry that the General Partner will monitor.

Liquidity and Capital Resources
The Partnership is required to establish working capital reserves of no less than 1% of the total capital raised to satisfy general liquidity requirements, operating costs of equipment, and the maintenance and refurbishment of equipment. At December 31, 2004, that working capital reserve, as defined, would be $226,025. Actual cash on hand at December 31, 2004 was $46,069. However, upon entering the liquidation phase, the General Partner has prioritized the liquidation of assets and distributing remaining proceeds to the partners. Management believes that the cash on hand at December 31, 2004 and the expected repayments of notes receivable is sufficient to satisfy current operating expenses and costs of the Partnership.

The Partnership will continue to liquidate its assets in an orderly manner to achieve the highest price possible for the partners and make distributions as cash becomes available through sales of assets or collections of notes receivable.

Market Risk
The table below provides information about the Partnership's not readily marketable equity security that is sensitive to price changes as of December 31, 2004.

                                                   Carrying Amount   Fair Value
                                                   ---------------   ----------
     Common Stock-Polar Molecular Holding Corp.     $    43,661      $    43,661
                                                    ===========      ===========

The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the security held is derived from the underlying ability of the company invested in to satisfy debt obligations and their ability to maintain or improve common equity values. Polar has historically had operating losses, and therefore, the equity price can be volatile. The Partnership holds 1,343,407 shares of Polar and at December 31, 2004, the total amount at risk was $43,661. Polar is valued at the market price less a discount for the lack of marketability. No assurance can be given that any value can be realized from this investment.

The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. The table presents the principal amounts and weighted average interest rates by expected maturity date as of December 31, 2004.

                                            Assets
                             ---------------------------------
          Expected              Fixed Rate          Average
        Maturity Date        Notes Receivable    Interest Rate
        -------------        ----------------    -------------
         2005                  $      85,542          8.1%
         2006                          4,891          9.5%
                               -------------
         Total                 $      90,433
                               =============

         Fair Value            $      45,216
                               =============

The Partnership manages interest rate risk, its primary market risk exposure with respect to notes receivable, by limiting the terms of notes receivable to no more than five years.


Item 7. Financial Statements
----------------------------
The following financial statements and related information as of and for the years ended December 31, 2004 and 2003 are included in Item 7:

     Report of Independent Registered Public Accounting Firm

     Statements of Net Assets as of December 31, 2004 and 2003 (Liquidation
       Basis)

     Statements of Changes in Net Assets (Liquidation Basis) for the Years Ended
       December 31, 2004 and 2003

     Statements of Cash Flows for the Years Ended December 31, 2004 and 2003

     Notes to Financial Statements

McGladrey & Pullen
Certified Public Accountants



Report of Independent Registered Public Accounting Firm


To the Partners
Telecommunications Income Fund X, L.P.
Marion, Iowa

We have audited the accompanying statement of net assets (liquidation basis) of Telecommunications Income Fund X, L.P. (the "Partnership") as of December 31, 2004 and 2003, and the related statements of changes in net assets (liquidation basis) and of cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Partnership agreement required that the orderly liquidation of the Partnership's net assets to begin on December 31, 1999, and the Partnership commenced liquidation shortly thereafter. As a result, the Partnership changed its basis of accounting from the going-concern basis to the liquidation basis effective December 31, 1999.

In our opinion, such financial statements present fairly, in all material respects, the net assets of Telecommunications Income Fund X, L.P. as of December 31, 2004 and 2003, and the changes in its net assets and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles on the basis described in Note 1.

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

Cedar Rapids, Iowa
January 21, 2005


McGladrey & Pullen, LLP is a member firm of RSM International - an affiliation of separate and independent legal entities.



Telecommunications Income Fund X, L.P.

Statements of Net Assets (Liquidation Basis)
December 31, 2004 And 2003



Assets                                                           2004       2003
----------------------------------------------------------------------------------
Cash and cash equivalents                                      $ 46,069   $111,642
Not readily marketable equity security (Note 2)                  43,661    120,907
Notes receivable (Notes 3 and 4)                                 45,216     60,009
Other assets                                                     10,568     23,178
                                                               --------   --------
                                                               $145,514   $315,736
                                                               ========   ========


Liabilities and Net Assets
----------------------------------------------------------------------------------

Accounts payable                                               $  3,040   $ 21,796
Reserve for estimated costs during the period of liquidation     39,594     61,900
                                                               --------   --------
                                                                 42,634     83,696
                                                               --------   --------


Net assets                                                      102,880    232,040
                                                               --------   --------
                                                               $145,514   $315,736
                                                               ========   ========


See Notes to Financial Statements.

                                       9

Telecommunications Income Fund X, L.P.

Statements of Changes in Net Assets (Liquidation Basis)
Years Ended December 31, 2004 And 2003



--------------------------------------------------------------------------------

Net assets, December 31, 2002                                         $ 186,548
Income from direct financing leases                                         157
Interest and other income                                                18,793
Change in estimate of liquidation value of net assets (Note 1)          107,912
Distributions to partners ($.92 per unit) (Note 5)                      (80,000)
Withdrawals of limited partners                                          (1,370)
                                                                      ---------
Net assets, December 31, 2003                                           232,040
Interest and other income                                                 9,714
Change in estimate of liquidation value of net assets (Note 1)          (58,693)
Distributions to partners ($.93 per unit) (Note 5)                      (80,000)
Withdrawals of limited partners                                            (181)
                                                                      ---------
Net assets, December 31, 2004                                         $ 102,880
                                                                      =========


See Notes to Financial Statements



Telecommunications Income Fund X, L.P.

Statements of Cash Flows
Years Ended December 31, 2004 And 2003


                                                                  2004         2003
-------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Change in net assets excluding distributions and
    withdrawals                                                $ (48,979)   $ 126,862
Adjustments to reconcile to net cash (used in)
    operating activities:
    Liquidation basis adjustments                                 58,693     (107,912)
    Changes in operating assets and liabilities:
       Other assets                                               25,143       32,858
       Accounts payable                                          (18,756)     (13,001)
       Reserve for estimated costs during liquidation period     (42,306)     (91,835)
                                                               ---------    ---------
       Net cash (used in) operating activities                   (26,205)     (53,028)
                                                               ---------    ---------

Cash Flows from Investing Activities:
  Repayments of direct financing leases                             --          2,960
  Proceeds from sale or termination of direct
    financing leases                                                --         65,915
  Repayments of notes receivable                                  40,813      128,757
  Net lease security deposits paid                                  --           (592)
                                                               ---------    ---------
       Net cash provided by investing activities                  40,813      197,040
                                                               ---------    ---------

Cash Flows (Used In) Financing Activities,
  Distributions and withdrawals paid to partners                 (80,181)     (81,370)
                                                               ---------    ---------

       Net increase (decrease) in cash and
       cash equivalents                                          (65,573)      62,642

Cash and cash equivalents:
  Beginning                                                      111,642       49,000
                                                               ---------    ---------
  Ending                                                       $  46,069    $ 111,642
                                                               =========    =========


See Notes to Financial Statements.

                                          11

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

     The Partnership operates in one segment. The Partnership's operations are conducted throughout the United States. The Partnership primarily acquired equipment for lease to third parties under a direct finance arrangement. Certain agreements exceed 10% of the Partnership's direct finance lease portfolio (see Note 3). The Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of Partnership assets on January 1, 2000 as required by the Partnership agreement. The Partnership was required to dissolve on December 31, 2002 (see Note 5). State law allows the Partnership a reasonable period of time to complete the dissolution.

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

     Changes in the estimated liquidation value of net assets during the years ended December 31, 2004 and 2003 are summarized as follows:

                                                         2004           2003
                                                       ---------      ---------

       Change in estimate of liquidation value of:
         Securities                                    $ (77,246)     $  61,657
         Direct financing leases and notes receivable     26,020         55,356
         Other assets                                     12,533         24,385
         Reserve for estimated costs during the
         period of liquidation                           (20,000)       (33,486)
                                                       ---------      ---------
                                                       $ (58,693)     $ 107,912
                                                       =========      =========


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

     The Partnership's equity security at December 31, 2004 consists of a common stock investment in one company. A prospective buyer may require a substantially lower price than currently estimated and the prospects of this company may deteriorate. These factors, among others, could have a material near-term impact on the net realizable value of its equity security.

     The Partnership's notes receivable are with customers who are in the entrepreneurial stage and, therefore, are highly leveraged and require financing in place of or to supplement financing from banks. Also, the market for pay telephone equipment is volatile. Although the Partnership attempts to mitigate its credit risk through timely collection efforts, failure of the Partnership's customers to make scheduled payments under their equipment leases and notes receivable could have a material near-term impact on the net realizable value of leases and notes receivable.

     Certain risk concentrations: The Partnership's notes receivable are concentrated in the pay telephone/ telecommunications industry and represent 100% of the notes receivable as of December 31, 2004 and 2003.

     Two customers account for 100% of the Partnership's notes receivable portfolio at December 31, 2004 and 2003.

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

     Equity security: The Partnership's common equity security is restricted as to the sale in the public market under rules of the Securities and Exchange Commission. The common equity security is valued at an estimated discount from the published market price reflective of its more illiquid nature.

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

     Distributions per partnership unit: Distributions per partnership unit are based on the weighted average number of units outstanding (including both General and limited partners' units).



Telecommunications Income Fund X, L.P.
Notes to Financial Statements

--------------------------------------------------------------------------------


Note 2.   Equity Security

The Partnership's not readily marketable equity security consists of the following at December 31, 2004 and 2003:


                                                              2004        2003
                                                            --------    --------
1,343,407 shares of common stock of Polar Molecular
Holding Corporation ("Polar")                               $ 43,661    $120,907
                                                            --------    --------
                                                            $ 43,661    $120,907
                                                            ========    ========

In July 2003, Murdock Communications Corporation merged with Polar, a company that has historically had operating losses, and therefore, the equity price can be volatile. The Partnership holds 1,343,407 shares of Polar and as of December
31, 2004, the total amount at risk was $43,661. Polar is valued at the market price less a discount for the lack of marketability. No assurance can be given that any value can be realized from this investment.

Note 3.   Notes Receivable

The Partnership's notes receivable consists of the following at December 31,
2004 and 2003:
                                                                2004         2003
                                                              ---------    ---------
  Notes receivable collateralized by payphones, 8.35% average
     rate, maturing in 2005 through 2006                      $  90,433    $ 120,009
  Adjustment to net realizable value                            (45,217)     (60,000)
                                                              ---------    ---------
          Notes receivable                                    $  45,216    $  60,009
                                                              =========    =========

At December 31, 2004, the contractual maturities of notes receivable was as follows:

  Year ending December 31:
    2005                                                      $  85,542
    2006                                                          4,891
                                                              ---------
                                                              $  90,433
                                                              =========

                                       15

Telecommunications Income Fund X, L.P.
Notes to Financial Statements

--------------------------------------------------------------------------------


Note 4.   Allowance for Possible Loan and Lease Losses

The changes in the allowance for p[ossible loan and lease losses for the years ended December 31, 2004 and 2003 are as follows:

                                                        2004             2003
                                                      --------         --------

  Balance, beginning                                  $ 83,100         $ 68,541
    Provision                                          (38,553)         (29,723)
    Charge-offs, net of recoveries                      11,237           44,282
                                                      --------         --------
  Balance, ending                                     $ 55,784         $ 83,100
                                                      ========         ========

The allowance for possible loan and lease losses consisted of a general unallocated allowance of $55,784 and $83,100, respectively, at December 31, 2004 and 2003. As of December 31, 2004, $45,217 of the allowance is included in the net realizable value adjustment discussed in Note 3; the remainder of $10,567 is applied to the other assets. As of December 31, 2003, $60,000 of the allowance is included in the net realizable value adjustment discussed in Note 3; the remainder of $23,100 is applied to the other assets.

Note 5.  Limited Partnership Agreement

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

During the Partnership's operating phase, to the extent there is cash available for distribution, cash distributions will be made on a monthly basis in the following order of priority: first, to reimburse the General Partner for administrative services it provides to the Partnership, as further described in the Agreement (see Note 6); second, to the limited partners up to amounts representing a 10.8% cumulative annual return on their adjusted capital contribution (as defined); and, third, to the General Partner, representing a monthly equipment management fee of 5% of the gross rental payments received by the Partnership. To the extent that cash is not available to pay all or a portion of the equipment management fee pursuant to the above priority distributions, such fee will accrue and accumulate. Any remaining cash distributions after payment of the above (including arrearages) will be paid, at the discretion of the General Partner, to the limited partners.



Telecommunications Income Fund X, L.P.
Notes to Financial Statements

--------------------------------------------------------------------------------


Note 5.       Limited Partnership Agreement (Continued)


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

Note 6.  Administrative Services Agreement

The General Partner is reimbursed for certain other costs under an administrative services agreement. Amounts incurred by the Partnership pursuant to this agreement amounted to $6,000 and $42,000 for the years ended December
31, 2004 and 2003, respectively.

Note 7.  Reconciliation of Financial and Income Tax Reporting Basis

A reconciliation of the change in net assets (excluding distributions and withdrawals) for financial reporting purposes with net income (loss) reported for income tax purposes for the years ended December 31, 2004 and 2003 is as follows:

                                                   2004                       2003
                                          ----------------------      ----------------------
                                           Amount        Per Unit      Amount       Per Unit
                                          ---------      -------      ---------     --------
Change in net assets (excluding
  distributions and withdrawals)
  for financial reporting purposes        $ (48,979)     $  (.57)     $ 126,862     $   1.47
Adjustments to convert direct
  financing leases to operating
  leases for income tax purposes               --         --              2,104          .02
Net change in allowance for
  possible loan and lease losses            (27,316)        (.32)       230,314         2.66
Net realizable value adjustments             54,938          .64       (107,912)       (1.25)
                                          ---------      -------      ---------     --------
          Net income (loss) for
          income tax reporting
          purposes                        $ (21,357)     $  (.25)     $ 251,368     $   2.90
                                          =========      =======      =========     ========

                                              17



Telecommunications Income Fund X, L.P.
Notes to Financial Statements

--------------------------------------------------------------------------------


Note 8.   Quarterly Financial Information (Unaudited)


                                         First       Second        Third       Fourth       Total
                                       -------------------------------------------------------------
                                                                    2004
                                       -------------------------------------------------------------
Income from direct financing leases,
  interest and other income            $   2,717    $   2,487    $   2,347    $   2,163    $   9,714
Distributions                               --           --           --        (80,000)     (80,000)
Withdrawals of limited partners             --           (103)         (78)        --           (181)
Change in estimate of liquidation
  value of net assets                     63,963     (110,832)     (47,019)      35,195      (58,693)
                                       ---------    ---------    ---------    ---------    ---------
                                       $  66,680    $(108,448)   $ (44,750)   $ (42,642)   $(129,160)
                                       =========    =========    =========    =========    =========

The change in estimate of liquidation value of net assets in the fourth quarter is due to a decrease in the provision for possible loan and lease losses of approximately $39,000.

                                                                    2003
                                       -------------------------------------------------------------
Income from direct financing leases,
  interest and other income            $   7,104    $   3,457    $   5,632    $   2,757    $  18,950
Distributions                               --           --           --        (80,000)     (80,000)
Withdrawals of limited partners             (341)         (89)        --           (940)      (1,370)
Change in estimate of liquidation
  value of net assets                    (19,273)     139,236      (99,901)      87,850      107,912
                                       ---------    ---------    ---------    ---------    ---------
                                       $ (12,510)   $ 142,604    $ (94,269)   $   9,667    $  45,492
                                       =========    =========    =========    =========    =========

The change in estimate of liquidation value of net assets in the fourth quarter is due to a decrease in the provision for possible loan and lease losses of $79,723.

                                       18

Item 8. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------
On October 13, 2003, Telecommunications Income Fund X, L.P. notified Deloitte & Touche (Deloitte) that it would be dismissing Deloitte and appointing a new independent certifying accountant for the current fiscal year. The Partnership has engaged McGladrey & Pullen, LLP as its new independent certifying accountant for the current fiscal year.

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

The report of Deloitte on the Partnership's financial statements for the fiscal year ended December 31, 2002 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles other than the report included an explanatory paragraph as to the uncertainty of valuation of an entity in liquidation and the amounts realizable from the disposition of the remaining assets. In connection with its audit for the fiscal year ended December 31, 2002 and the subsequent interim accounting period preceding the Partnership's notification to Deloitte of its intention to dismiss such firm, there has been no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of Deloitte, would have caused such firm to make reference to the subject matter of the disagreement(s) in connection with this report.

The Audit Committee of the Parent of the General Partner participated in and approved the decision to change the Partnership's external auditors and the Board made the appointment.


Item 8A. Controls and Procedures
--------------------------------
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange of 1934 is recorded, processed, summarized, and timely reported as provided in the SEC's rules and forms.

Changes in Internal Controls
No changes occurred since the quarter ended September 30, 2004 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    Part III

Item 9. Directors & Executive Officers of the Registrant
--------------------------------------------------------
A: The General Partner of the registrant:
         Commercial Power Finance, Inc., an Iowa corporation.

B: Executive officers of the General Partner of the Registrant:

Thomas J. Berthel (age 53) - Mr. Berthel is the Chief Executive Officer, President, and Director of the General Partner, a position he has held since the General Partner's inception in 1988. Mr. Berthel is also President and a Director of the General Partner's parent, Berthel Fisher & Company ("Berthel Fisher"), which he founded in 1985, and Berthel Fisher's other subsidiaries, Berthel Fisher & Company Financial Services, Inc.; Berthel Fisher & Company Management Corp.; Berthel Fisher & Company Planning, Inc.; and one other corporation which acts as general partner of a separate private program. He also serves as the Chairman of the Board and Director of Amana Colonies Golf Course, Inc. Mr. Berthel holds a bachelor's degree from St. Ambrose College in Davenport, Iowa (1974). From 1974 to 1982, Mr. Berthel was President and majority shareholder of Insurance Planning Services Corporation in Maquoketa, Iowa, which was engaged in the operation of a securities and insurance business. Mr. Berthel holds a Financial and Operation Principal license issued by the National Association of Securities Dealers, Inc. Mr. Berthel is also a Certified Life Underwriter. Mr. Berthel also serves as an individual general partner of the limited partnership referred to above. Mr. Berthel received a MBA degree from the University of Iowa in 1993.

Ronald O. Brendengen (age 50) - Mr. Brendengen is the Treasurer, Chief Operating Officer, Chief Financial Officer, and a Director (1988 to present) of the General Partner. He was elected to his current offices in October 1996. He served as Treasurer and Chief Financial Officer since October 1996. He has also served as Secretary (1994 - March, 1995), Treasurer (1988 - August 1995) and Chief Financial Officer (1994 - August 1995) of the General Partner. He served as Controller (1985-1993), Treasurer (1987-present), Chief Financial Officer, Secretary and a Director (1987-present), and was also elected Chief Operating Officer in January 1998, of Berthel Fisher & Company, the parent company of the General Partner. Mr. Brendengen serves as the Treasurer, Chief Financial Officer and a Director of Berthel Fisher & Company Planning, Inc., the trust advisor of Berthel Growth & Income Trust I, a company required to file reports pursuant to the Securities Exchange Act of 1934. He also serves in various offices and as a Director of each subsidiary of Berthel Fisher & Company. Mr. Brendengen holds a certified public accounting certificate and worked in public accounting during 1984 and 1985. From 1979 to 1984, Mr. Brendengen worked in various capacities for Morris Plan and MorAmerica Financial Corp., Cedar Rapids, Iowa. Mr. Brendengen attended the University of Iowa before receiving a bachelor's degree in Accounting and Business Administration with a minor in Economics from Mt. Mercy College, Cedar Rapids, Iowa, in 1978.



Item 10. Executive Compensation

Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last three years to the General Partner:


(A)                                     (B)             (C)                        (C1)             (C2)             (D)

                                                                                                    Securities of
                                                                                                    property
                                                                                                    insurance        Aggregate
                                                                                                    benefits or      of
                                                        Cash and Cash                               reimbursement    contingent
Name of individual                     Year             equivalent forms                            personal         or forms of
and capacities served                  Ended            of remuneration            Fees             benefits         remuneration
---------------------------------------------------------------------------------------------------------------------------------
Commercial Power Finance, Inc.         2004             $0                         $     6,000      $0               $0
(General Partner)                      2003             $0                         $    42,000      $0               $0
                                       2002             $0                         $    54,000      $0               $0


                                                                21



Item 11. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

     (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of the Partnership Units.

     (b) The General Partner of the Registrant owns Units of the Registrant set forth in the following table.

      (1)                      (2)                                      (3)                     (4)
                      Name and Address of                     Amount and Nature of           Percent
Title of Class        Beneficial Ownership                    Beneficial Ownership           of Class
--------------        --------------------                    --------------------           --------
Units                 Commercial Power Finance, Inc.          Forty (40) Units;              0.05%
                      701 Tama Street                         sole owner.
                      Marion, IA 52302


Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------
Related party transactions are described in Notes 5 and 6 of the notes to the financial statements.


Item 13. Exhibits
-----------------

3,4 Amended and Restated Agreement of Telecommunications Income Fund X, L.P.
currently in effect dated as of August 19, 1993 incorporated herein by reference to Exhibit A in the Partnership's registration statement on Form S-1, effective
August 27, 1993

31.1 Certification of Chief Executive Officer
31.2 Certification of Chief Financial Officer
32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350


Item 14. Principal Accountant Fees and Services
-----------------------------------------------
Audit and Non-Audit Fees
The following table presents fees for professional services rendered by
McGladrey & Pullen, LLP for the audit of Telecommunications Income Fund X, L.P.
annual financial statements for the years ended December 31, 2004 and 2003, and fees billed for other services rendered by McGladrey & Pullen, LLP and RSM
McGladrey, Inc. (an affiliate of McGladrey & Pullen, LLP).

                                        2004                    2003
                                        ----                    ----
Audit Fees (1)                      $    11,525             $     9,875
Audit-Related Fees                          -0-                     -0-
Tax Services (2)                          8,800                     -0-
All Other Fees                              -0-                     -0-
                                    -----------             -----------
                                    $    20,325             $     9,875
                                    ===========             ===========

(1) Audit fees consist of fees for professional services rendered for the audit of Telecommunications Income Fund X, L.P.'s (the "Partnership") financial statements and review of financial statements included in Partnership's quarterly reports and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

(2) Tax services consist of preparation of the Partnership's income tax returns.

                                       22

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

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                     --------------------------------------
                                  (Registrant)

By Commercial Power Finance, Inc.

By:  /s/  Thomas J. Berthel                                 Date: March 15, 2005
   -------------------------------
          Thomas J. Berthel
          President

By Commercial Power Finance, Inc.

By:  /s/  Ronald O. Brendengen                              Date: March 15, 2005
    ------------------------------
          Ronald O. Brendengen
          Chief Financial Officer, Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  Thomas J. Berthel                                      Date: March 15, 2005
----------------------------------
     Thomas J. Berthel
     Chief Executive Officer
     President, Director
     Commercial Power Finance, Inc.
     Corporate General Partner

/s/  Ronald O. Brendengen                                   Date: March 15, 2005
----------------------------------
     Ronald O. Brendengen
     Treasurer, Director
     Commercial Power Finance, Inc.
     Corporate General Partner

/s/  Daniel P. Wegmann                                      Date: March 15, 2005
----------------------------------
     Daniel P. Wegmann
     Controller
     Commercial Power Finance, Inc.
     Corporate General Partner

/s/  Leslie D. Smith                                        Date: March 15, 2005
----------------------------------
     Leslie D. Smith
     Director
     Commercial Power Finance, Inc.
     Corporate General Partner