Form 10QSB
period 2005-03-31
TELECOMMUNICATIONS INCOME FUND X LP
filed 2005-05-12
CIK 904005

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2005

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



As of April 11, 2005, 86,177 units were issued and outstanding.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                      INDEX



                                                                            Page
Part I. FINANCIAL INFORMATION                                               ----
        ---------------------

Item 1. Financial Statements (unaudited)

         Statements of Net Assets (Liquidation Basis)-
         March 31, 2005 and December 31, 2004                                  3

         Statement of Changes in Net Assets (Liquidation Basis)-
         three months ended March 31, 2005 and 2004                            4

         Statements of Cash Flows-three months ended March 31, 2005
         and 2004                                                              5

         Notes to Financial Statements                                         6


Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             7


Item 3.  Controls and Procedures                                               8


Part II. OTHER INFORMATION
         -----------------

Item 6. Exhibits                                                               8

Signatures                                                                     9

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
            STATEMENTS OF NET ASSETS (LIQUIDATION BASIS) (UNAUDITED)



                                                      March 31,    December 31,
                                                        2005           2004
                                                      --------       --------
ASSETS
Cash and cash equivalents                             $ 27,290       $ 46,069
Not readily marketable equity security                  33,585         43,661
Notes receivable, net (Note B)                          42,326         45,216
Other assets                                             9,393         10,568
                                                      --------       --------

TOTAL ASSETS                                          $112,594       $145,514
                                                      ========       ========


LIABILITIES
Accounts payable                                      $  2,951       $  3,040
Reserve for estimated costs during the
   period of liquidation                                37,033         39,594
                                                      --------       --------

TOTAL LIABILITIES                                       39,984         42,634
                                                      --------       --------


NET ASSETS                                              72,610        102,880
                                                      --------       --------

                                                      $112,594       $145,514
                                                      ========       ========


See accompanying notes.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                       STATEMENT OF CHANGES IN NET ASSETS
                         (LIQUIDATION BASIS) (UNAUDITED)



                                              Three Months Ended
                                                   March 31
                                               2005         2004
                                               ----         ----
Net assets at beginning of period           $  102,880    $ 232,040

Income from direct financing leases,
   interest, and other income                    5,747        2,717

Change in estimate of liquidation
   value of net assets                        ( 36,017)      63,963
                                            ----------    ---------

Net assets at end of period                 $   72,610    $ 298,720
                                            ==========    =========


See accompanying notes.



                           TELECOMMUNICATIONS INCOME FUND X, L.P.
                                  STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)



                                                                      Three Months Ended
                                                                           March 31
                                                                       2005         2004
                                                                       ----         ----
Operating Activities
Changes in net assets excluding withdrawals and distributions       $ (30,270)   $  66,680
Adjustments to reconcile to net cash from operating activities:
     Liquidation basis adjustments                                     36,017      (63,963)
Changes in operating assets and liabilities:
     Other assets                                                       2,348        3,704
     Accounts payable                                                     (89)      13,704
     Reserve for estimated costs during the period of liquidation     (32,561)     (36,252)
                                                                    ---------    ---------
Net cash from operating activities                                    (24,555)     (16,127)
                                                                    ---------    ---------

Investing Activities
Repayments of notes receivable                                          5,776        4,806
                                                                    ---------    ---------
Net cash from investing activities                                      5,776        4,806
                                                                    ---------    ---------

Net decrease in cash and cash equivalents                             (18,779)     (11,321)
Cash and cash equivalents at beginning of period                       46,069      111,642
                                                                    ---------    ---------
Cash and cash equivalents at end of period                          $  27,290    $ 100,321
                                                                    =========    =========


See accompanying notes.

                                             5



                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation
S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended
December 31, 2005. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 2004.

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


NOTE B - NOTES RECEIVABLE, NET
The Partnership's net notes receivable consists of the following:

                                            (Liquidation Basis)   (Liquidation Basis)
                                               March 31, 2005      December 31, 2004
                                              ---------------       ---------------
     Notes receivable                         $        84,653       $        90,433
     Adjustment to net realizable value               (42,327)              (45,217)
                                              ---------------       ---------------
     Notes receivable, net                    $        42,326       $        45,216
                                              ===============       ===============

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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $5,747 in income from direct financing leases, notes receivable, and other income during the first three months of 2005. Management decreased its estimate of the liquidation value of net assets during the first three months of 2005 by $36,017. This decrease was due to a decrease in the estimated net realizable value of an equity security held by the Partnership of $10,076, a decrease in the reserve for estimated losses of $4,059, and an increase in the estimated expenses of liquidation of $30,000. The Partnership has accrued the estimated expenses of liquidation, which is $37,033 at March 31, 2005. The General Partner reviews this estimate and will adjust quarterly, as needed.

Management is attempting to liquidate the remaining assets of the Partnership as soon as feasibly possible while trying to obtain the highest proceeds possible. The Partnership will make distributions to the partners, to the extent cash is available, as notes receivable, equity securities, and other assets are collected or sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements. As of March 31, 2005, the Partnership had $27,290 of cash on hand.

As of March 31, 2005, no customers were over 90 days past due. When payments are past due more than 90 days, the Partnership discontinues recognizing income on those customer contracts. Management believes its reserves are adequate as of March 31, 2005. Management will monitor any past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's notes receivable are concentrated in pay telephones, representing 100% of the portfolio at March 31, 2005. One customer accounts for over 90% of the Partnership's notes receivable at March 31, 2005.


Market Risk
The table below provides information about the Partnership's not readily marketable equity security that is sensitive to price changes as of March 31, 2005.
                                                         Carrying        Fair
                                                          Amount         Value
                                                         --------      --------
     Common Stock-Polar Molecular Holding Corporation    $ 33,585      $ 33,585
                                                         ========      ========

The Partnership's primary market risk exposure is equity price. The Partnership's general strategy in owning equity securities is long-term growth in the equity value of emerging companies in order to increase the rate of return to the limited partners over the life of the Partnership. The primary risk of the security held is derived from the underlying ability of the company invested in to satisfy debt obligations and their ability to maintain or improve common equity values. Polar has historically had operating losses and its equity price can be volatile. The Partnership holds 1,343,407 shares of Polar and at March 31, 2005, the total amount at risk was $33,585. Polar is valued at the market price less a discount for the lack of marketability as these shares are unregistered. No assurance can be given that any value can be realized from this investment.

The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. The table presents the principal amounts and related weighted average interest rates by expected maturity dates as of March 31, 2005.

          Expected                        Fixed Rate            Average
          Maturity Date                Notes Receivable      Interest Rate
          -------------                ----------------      -------------
          2005                           $      79,585             8.1%
          2006                                   5,068             9.5%
                                         -------------
          Total                          $      84,653
                                         =============
          Fair Value                     $      42,326
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

Changes in Internal Controls
No changes occurred since the quarter ended December 31, 2004 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



                                     PART II
Item 6.  Exhibits
         --------
Exhibit 31.1      Certification of Chief Executive Officer
Exhibit 31.2      Certification of Chief Financial Officer
Exhibit 32.1      Certification of Financial Statements-Chief Executive Officer
Exhibit 32.2      Certification of Financial Statements-Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                  (Registrant)


Date: May 12, 2005                          /s/  Ronald O. Brendengen
      ------------                          -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer,
                                                 Treasurer


Date: May 12, 2005                          /s/  Daniel P. Wegmann
      ------------                          -----------------------------------
                                                 Daniel P. Wegmann, Controller