Form 10QSB
period 2005-09-30
TELECOMMUNICATIONS INCOME FUND X LP
filed 2005-11-08
CIK 904005

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                           [ ]  Yes         [X]  No



As of October 6, 2005, 86,177 units were issued and outstanding.

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                      INDEX



                                                                            Page
Part I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements (unaudited)

        Statements of Net Assets (Liquidation Basis)-
        September 30, 2005 and December 31, 2004                              3

        Statement of Changes in Net Assets (Liquidation Basis)-
        three months and nine months ended September 30, 2005 and 2004        4

        Statements of Cash Flows-nine months ended September 30, 2005
        and 2004                                                              5

        Notes to Financial Statements                                         6


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             7


Item 3. Controls and Procedures                                               8


Part II. OTHER INFORMATION
--------------------------

Item 6. Exhibits                                                              8

Signatures                                                                    9

                     TELECOMMUNICATIONS INCOME FUND X, L.P.
            STATEMENTS OF NET ASSETS (LIQUIDATION BASIS) (UNAUDITED)



                                                   September 30,  December 31,
                                                       2005           2004
                                                     --------       --------
ASSETS
Cash and cash equivalents                            $ 75,465       $ 46,069
Not readily marketable equity security                   --           43,661
Notes receivable, net (Note B)                         39,229         45,216
Other assets                                            8,318         10,568
                                                     --------       --------

TOTAL ASSETS                                         $123,012       $145,514
                                                     ========       ========


LIABILITIES
Accounts payable                                     $  2,570       $  3,040
Reserve for estimated costs during the
   period of liquidation                               28,821         39,594
                                                     --------       --------

TOTAL LIABILITIES                                      31,391         42,634
                                                     --------       --------


NET ASSETS                                             91,621        102,880
                                                     --------       --------

                                                     $123,012       $145,514
                                                     ========       ========


See accompanying notes.



                         TELECOMMUNICATIONS INCOME FUND X, L.P.
                           STATEMENT OF CHANGES IN NET ASSETS
                             (LIQUIDATION BASIS) (UNAUDITED)



                                         Three Months Ended        Nine Months Ended
                                            September 30             September 30
                                          2005        2004         2005         2004
                                          ----        ----         ----         ----
Net assets at beginning of period      $  63,517   $ 190,272    $ 102,880    $ 232,040

Income from direct financing leases,
   interest, and other income              1,841       2,347        9,301        7,551

Withdrawals of limited partners             --           (78)        --           (181)

Change in estimate of liquidation
   value of net assets                    26,263     (47,019)     (20,560)     (93,888)
                                       ---------   ---------    ---------    ---------

Net assets at end of period            $  91,621   $ 145,522    $  91,621    $ 145,522
                                       =========   =========    =========    =========


See accompanying notes.

                                           4



                           TELECOMMUNICATIONS INCOME FUND X, L.P.
                                  STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)



                                                                         Nine Months
                                                                      Ended September 30
                                                                       2005         2004
                                                                       ----         ----
Operating Activities
Changes in net assets excluding withdrawals and distributions       $ (11,259)   $ (86,337)
Adjustments to reconcile to net cash from operating activities:
     Liquidation basis adjustments                                     20,560       93,888
Changes in operating assets and liabilities:
     Other assets                                                       4,498       20,484
     Accounts payable                                                    (470)      (6,481)
     Reserve for estimated costs during the period of liquidation     (50,773)     (50,503)
                                                                    ---------    ---------
Net cash from operating activities                                    (37,444)     (28,949)
                                                                    ---------    ---------

Investing Activities
Proceeds from the sale of not readily marketable security              54,941         --
Repayments of notes receivable                                         11,899       23,258
                                                                    ---------    ---------
Net cash from investing activities                                     66,840       23,258
                                                                    ---------    ---------

Financing Activities
Withdrawals paid to partners                                             --           (181)
                                                                    ---------    ---------
Net cash from financing activities                                       --           (181)
                                                                    ---------    ---------

Net increase (decrease) in cash and cash equivalents                   29,396       (5,872)
Cash and cash equivalents at beginning of period                       46,069      111,642
                                                                    ---------    ---------
Cash and cash equivalents at end of period                          $  75,465    $ 105,770
                                                                    =========    =========


See accompanying notes.

                                             5



                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation
S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended
December 31, 2005. For further information, refer to the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 2004.

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


NOTE B - NOTES RECEIVABLE, NET
The Partnership's net notes receivable consists of the following:

                                                (Liquidation Basis)   (Liquidation Basis)
                                                September 30, 2005     December 31, 2004
     Notes receivable                             $        78,458       $        90,433
     Adjustment to net realizable value                   (39,229)              (45,217)
                                                  ---------------       ---------------
     Notes receivable, net                        $        39,229       $        45,216
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

As discussed above, the Partnership is in liquidation and does not believe a comparison of results would be meaningful. The Partnership realized $9,301 in income from direct financing leases, notes receivable, and other income during the first nine months of 2005. Management decreased its estimate of the liquidation value of net assets during the first nine months of 2005 by $20,560. This decrease was due to a net increase in the value of an equity security $11,280, a decrease in the reserve for estimated losses on notes receivable of $8,160, and an increase in the estimated expenses of liquidation of $40,000. The net increase in the value of an equity security was the result of the Partnership's sale of its holdings in Polar Molecular Holding Corporation. The Partnership sold its entire holdings of 1,343,407 shares, resulting in cash proceeds of $54,941 and a realized loss of $993,145 (along with an unrealized gain of $1,004,425, reversing prior year's unrealized losses). The Partnership has accrued the estimated expenses of liquidation, which are $28,821 at September 30, 2005. The General Partner reviews this estimate and will adjust quarterly, as needed.

Management is attempting to liquidate the remaining assets of the Partnership as soon as feasibly possible while trying to obtain the highest proceeds possible. The Partnership will make distributions to the partners, to the extent cash is available, as notes receivable and other assets are collected or sold. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are uncertainties in carrying out the liquidation of the Partnership's net assets. The actual value of the liquidating distributions will depend on a variety of factors, including the actual timing of distributions to the partners. The actual amounts are likely to differ from the amounts presented in the financial statements. As of September 30, 2005, the Partnership had $75,465 of cash on hand.

As of September 30, 2005, one customer was over 90 days past due. The principal balance of this note receivable is $75,452 as of September 30, 2005. Management believes its reserves are adequate as of September 30, 2005. Management will monitor any past due contracts and take the necessary steps to protect the Partnership's investment.

The Partnership's notes receivable are concentrated in pay telephones, representing 100% of the portfolio at September 30, 2005. One customer accounts for over 90% of the Partnership's notes receivable at September 30, 2005 and is past due as stated above.


Market Risk
The table below provides information about the Partnership's notes receivable that are sensitive to changes in interest rates. The table presents the principal amounts and related weighted average interest rates by expected maturity dates as of September 30, 2005.

          Expected                        Fixed Rate            Average
          Maturity Date                Notes Receivable      Interest Rate
          -------------                ----------------      -------------
          2005                           $      75,452             8.1%
          2006                                   3,006             9.5%
                                         -------------
          Total                          $      78,458
                                         =============
          Fair Value                     $      39,229
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

Changes in Internal Controls
No changes occurred since the quarter ended June 30, 2005 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



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


                     TELECOMMUNICATIONS INCOME FUND X, L.P.
                                  (Registrant)


Date: November 4, 2005                      /s/  Ronald O. Brendengen
      ----------------                      -----------------------------------
                                                 Ronald O. Brendengen,
                                                 Chief Financial Officer,
                                                 Treasurer


Date: November 4, 2005                      /s/  Daniel P. Wegmann
      ----------------                      -----------------------------------
                                                 Daniel P. Wegmann, Controller